Form 10-K
period 1995-12-31
STRUCTURED PRODUCTS CORP
filed 1997-04-15
CIK 894356

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                      Commission file number:
         December 31, 1995                              33-55860

                  STRUCTURED PRODUCTS CORP., on behalf of TIERS
        TRUST 1 (Issuer in respect of the Structured Treasury Escalating
                      Pass-Through Certificates, Series 1)
             (Exact name of registrant as specified in its charter)

           United States of America                          13-3692801
         (State or other jurisdiction                     (I.R.S. Employer
         of incorporation or organization                Identification No.)

                            Seven World Trade Center
                                   33rd Floor
                               New York, NY 10048
               (Address of principal executive offices) (zip code)

Registrant's telephone number, including area code:

                                 (212) 783-6645

Securities registered pursuant to Section 12(b) of the Act:

     TIERS Trust 1, Structured Treasury Escalating Pass-Through Certificates, Series 1

Securities registered pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to filed such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes          No   /x/

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

The Registrant has no voting stock or class of common stock outstanding as of the date of this report.

                                Introductory Note

Structured Products Corp. (the "Depositor") is the depositor under the Trust Agreement, dated as of March 29, 1995, and the Series 1 Supplement, dated as of March 29, 1995, by and between the Depositor and Bankers Trust Company, as Trustee (the "Trustee"), providing for the issuance of the Structured Treasury Escalating Pass-Through Certificates, Series 1 ( the "Certificates") and is the depositor for TIERS Trust 1 (the "Registrant"). The Certificates do not represent obligations of or interests in the Depositor. Pursuant to staff administrative positions established in various no-action letters, see, e.g., Corporate Asset Backed Corporation ("CABCO") (available August 9, 1995); Lehman Structured Assets, Inc. (available December 8, 1994), Depositor is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable."

                                     PART I

Item 1.  Business

                  Not Applicable

Item 2.  Properties

                  Not Applicable

Item 3.  Legal Proceedings

                  None

Item 4.  Submission of Matters To A Vote Of Security Holders.

                  None

                                     PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters

                  The Certificates issued by TIERS Trust 1 representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company.

                  To the best knowledge of the registrant, there is no established public trading market for the Certificates.

Item 6.  Selected Financial Data

                  Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Not Applicable

Item 8.  Financial Statements and Supplementary Data

                  Not Applicable

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

                  None

Item 10. Directors and Executive Officers of the Registrant

                  Not Applicable

Item 11. Executive Compensation

                  Not Applicable

                                    PART III

Item 12. Security Ownership Of Certain Beneficial Owners and Management

         (a)      Not Available
         (b)      Not Applicable
         (c)      Not Applicable

Item 13. Certain Relationships and Related Transactions

                  None

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, And Reports On Form 8-K

(a)      The following documents are filed as part of this Report:

         3.       Exhibits:

                  28.01 Structured Treasury Escalating Pass-Through Certificates, Series 1 (File No. 33-55860) -- Accountants' Report on Agreed-Upon Procedures dated September 21, 1995.

(b)      None

(c)      See item 14(a)(3) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       STRUCTURED PRODUCTS CORP.,
                                        as depositor for Trust Registrant

Date:  April 15, 1997                  By:  /s/ Philip U. Tremmel
                                          --------------------------
(information provided as of                 Philip U. Tremmel
December 31, 1995)                          Vice President and Finance Officer