Form 10-K
period 1996-12-31
STRUCTURED PRODUCTS CORP
filed 1997-04-15
CIK 894356

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                     Commission file number:
         December 31, 1996                           33-55860

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

Item 4.  Submission of Matters To A Vote Of Security Holders.

                  None

                                     PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters

                  The Certificates issued by TIERS Trust 1 were all redeemed as of February 15, 1996.

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

Item 11. Executive Compensation

                  Not Applicable

                                    PART III

Item 12. Security Ownership Of Certain Beneficial Owners and Management

         (a) TIERS Trust 1 was terminated, and all Certificates redeemed, on February 16, 1996. Thus, no Certificates are outstanding as of December 31, 1996.

         (b)      Not Applicable

         (c)      Not Applicable

Item 13. Certain Relationships and Related Transactions

                  None

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, And Reports On Form 8-K

(a)      The following documents are filed as part of this Report:

         None.

(b)      None.

(c)      None.

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

                                           STRUCTURED PRODUCTS CORP.,
                                            as depositor for Trust Registrant

Date:  April 15, 1997                      By:   /s/ Philip U. Tremmel
                                               --------------------------
(information provided as of                      Philip U. Tremmel
December 31, 1996)                               Vice President and Finance
                                                 Officer