Form 10-K
STRUCTURED PRODUCTS CORP
filed 1998-01-13
CIK 894356

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                             Commission file number:
         December 31, 1997                                      33-55860

                           STRUCTURED PRODUCTS CORP.,
             on behalf of TIERS(SM) Corporate Bond-Backed Certificates
                 Trust IBM 1997-4, TIERS(SM) Corporate Bond-Backed
                        Certificates Trust BLS 1997-6 and
                TIERS(SM)Corporate Bond-Backed Certificates Trust
             APA 1997-8 (Issuer in respect of the TIERS(SM) Corporate
                            Bond-Backed Certificates)
             (Exact name of registrant as specified in its charter)

           United States of America                             13-3692801
         (State or other jurisdiction                        (I.R.S. Employer
         of incorporation or organization                   Identification No.)

                            Seven World Trade Center
                             Room 13-130, 33rd Floor
                               New York, NY 10048
               (Address of principal executive offices) (zip code)

Registrant's telephone number, including area code:

                                            (212) 783-6645

Securities registered pursuant to Section 12(b) of the Act:

             TIERS(SM)Corporate Bond-Backed Certificates, Series IBM 1997-4
               Amortizing Class Certificates
             TIERS(SM)Corporate Bond-Backed Certificates, Series BLS 1997-6
               Amortizing Class Certificates
             TIERS(SM)Corporate Bond-Backed Certificates, Series APA 1997-8
               Amortizing Class Certificates

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

                                                     Yes  /X/        No ___


State the aggregate market value of the voting stock held by non-affiliates of the registrant.

The Registrant has no voting stock or class of common stock outstanding as of the date of this report.

                                Introductory Note

Structured Products Corp. (the "Depositor") is the depositor under the Base Trust Agreement, dated as of June 16, 1997, and the Series IBM 1997-4 Supplement, dated as of June 16, 1997, by and between the Depositor and First Trust of New York, National Association, as Trustee (the "Trustee"), providing for the issuance of the TIERS(SM)Corporate Bond-Backed Certificates, Series IBM 1997-4 ( the "Certificates") and is the depositor for TIERS Trust Corporate Bond-Backed Certificates Trust IBM 1997-4 (the "Registrant"). The Certificates do not represent obligations of or interests in the Depositor. Pursuant to staff administrative positions established in various no-action letters, see, e.g., Corporate Asset Backed Corporation ("CABCO") (available August 9, 1995); Lehman Structured Assets, Inc. (available December 8, 1994), Depositor is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable."

Structured Products Corp. (the "Depositor") is the depositor under the Base Trust Agreement, dated as of July 7, 1997, and the Series BLS 1997-6 Supplement, dated as of July 7, 1997, by and between the Depositor and First Trust of New York, National Association, as Trustee (the "Trustee"), providing for the issuance of the TIERS(SM)Corporate Bond-Backed Certificates, Series BLS 1997-6 (the "Certificates") and is the depositor for TIERS Trust Corporate Bond-Backed Certificates Trust BLS 1997-6 (the "Registrant"). The Certificates do not represent obligations of or interests in the Depositor. Pursuant to staff administrative positions established in various no-action letters, see, e.g., Corporate Asset Backed Corporation ("CABCO") (available August 9, 1995); Lehman Structured Assets, Inc. (available December 8, 1994), Depositor is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable."

Structured Products Corp. (the "Depositor") is the depositor under the Base Trust Agreement, dated as of September 15, 1997, and the Series APA 1997-8 Supplement, dated as of September 15, 1997, by and between the Depositor and First Trust of New York, National Association, as Trustee (the "Trustee"), providing for the issuance of the TIERS(SM)Corporate Bond-Backed Certificates, Series APA 1997-8 ( the "Certificates") and is the depositor for TIERS Trust Corporate Bond-Backed Certificates Trust APA 1997-8 (the "Registrant"). The Certificates do not represent obligations of or interests in the Depositor. Pursuant to staff administrative positions established in various no-action letters, see, e.g., Corporate Asset Backed Corporation ("CABCO") (available August 9, 1995); Lehman Structured Assets, Inc. (available December 8, 1994), Depositor is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable."

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

Item 4.  Submission of Matters To A Vote Of Security Holders.

                  None

                                     PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters

                  The Certificates issued by TIERS Trust Corporate Bond-Backed Certificates Trust IBM 1997-4 representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company.

                  The Certificates issued by TIERS Trust Corporate Bond-Backed Certificates Trust BLS 1997-6 representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company.

                  The Certificates issued by TIERS Trust Corporate Bond-Backed Certificates Trust APA 1997-8 representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company.

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

                  None

PART IV

Item 14. Exhibits, Financial Statement Schedules, And Reports On Form 8-K

(a)      The following documents are filed as part of this Report:

         3.       Exhibits:

                  28.01 TIERS(SM)Corporate Bond-Backed Certificates, Series IBM 1997-4 (File No. 33-55860) - No Payments were made or required to be made during the period between June 16, 1997 and June 30, 1997. Thus no accountant's report is attached.

                  28.01 TIERS(SM)Corporate Bond-Backed Certificates, Series BLS 1997-6 (File No. 33-55860) - No June 30 year end has occurred since the inception of the trust. Therefore, no accountant's report is attached.

                  28.01 TIERS(SM)Corporate Bond-Backed Certificates, Series APA 1997-8 (File No. 33-55860) - No June 30 year end has occurred since the inception of the trust. Therefore, no accountant's report is attached.


(b)      None

(c)      See item 14(a)(3) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          STRUCTURED PRODUCTS CORP.,
                                            as depositor for Trust Registrants


Date:  January 15, 1998                   By:     /s/ Timothy P. Beaulac
                                             ---------------------------
                                                   Timothy P. Beaulac
                                                   Assistant Vice President and
                                                     Finance Officer