Form 10-K
period 1998-12-31
STRUCTURED PRODUCTS CORP
filed 1999-03-18
CIK 894356

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:   December 31, 1998 Commission File number: 33-55860

                           STRUCTURED PRODUCTS CORP.,
                                on behalf of

     TIERS   Corporate  Bond-Backed  Certificates Trust IBM 1997
     TIERS   Corporate Bond-Backed  Certificates  Trust BLS  1997-6
     TIERS   Corporate  Bond-Backed Certificates  Trust APA 1997-8
     TIERS   Corporate  Bond-Backed  Certificates Trust JPM 1998-2
     TIERS   TENS   Certificates   Trust  LTR  1998-4
     TIERS   Corporate Bond-Backed Certificates Trust MOT 1998-5
     TIERS   Corporate  Bond-Backed  Certificates  Trust C 1998-6
             (Exact name of registrant as specified in its charter)

      Delaware                                   13-3692801
     (State or other jurisdiction              (I.R.S. employer
      of incorporation)                         identification no.)
      Room 33-130, 33rd Floor, Seven World Trade Center, New York,
      New York                                       10048

      (Address of principal executive offices)     (Zip code)

     Registrant's telephone number, including area code : (212)783-6645

Securities  registered  pursuant to Section  12(b) of the Act:
     TIERS  Corporate Bond-Backed   Certificates,   Series  IBM  1997-4
     TIERS Corporate Bond-Backed Certificates, Series BLS 1997-6 TIERS Corporate Bond-Backed Certificates, Series APA 1997-8
     TIERS  Corporate Bond-Backed Certificates, Series JPM 1998-2
     TIERS  TENS Certificates, Series  LTR  1998-4
     TIERS  Corporate Bond-Backed Certificates, Series MOT 1998-5
     TIERS  Corporate Bond-Backed Certificates, Series C 1998-6

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to have filed such reports) and (2) has been subject tosuch filing requirements for the past 90 days. Yes ___ No __

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The Registrant has no voting stock or class of common stock outstanding as of the date of this report.

                                INTRODUCTORY NOTE

Structured Products Corp. (the "Depositor") is the Depositor under the Base Trust Agreements as supplemented by the Series Supplements listed below by and between the Depositor and U.S. Bank Trust National Association, formerly First Trust of New York, National Association, as Trustee (the "Trustee"), providing for the issuance of the TIERS Certificates listed below (the "Certificates") and is the depositor for the Certificates (the "Registrant') The Certificates do not represent obligations of or interests in the Depositor or the Trustee. Pursuant to staff administrative positions established in various no-action letters, see e.g. CORPORATE ASSET BACKED CORPORATION ("CABCO") (available August 9, 1995); LEHMAN STRUCTURED ASSETS, INC. (available December 8, 1994), the Depositor is not required to respond to various items of From 10-K. Such items are designated herein as "Not applicable."

GOVERNING DOCUMENTS                      CERTIFICATES ISSUED THEREUNDER

Base Trust  Agreement and Series IBM     TIERS Corporate Bond-Backed
1997-4  Supplement  dated as of June     Certificates, Series IBM 1997-4
16, 1997

Base Trust  Agreement and Series BLS     TIERS Corporate Bond-Backed
1997-6  Supplement  dated as of July     Certificates, Series BLS 1997-6
7, 1997

Base Trust  Agreement and Series APA     TIERS Corporate Bond-Backed
1997-8   Supplement   dated   as  of     Certificates, Series APA 1997-8
September 15, 1997

Base Trust  Agreement and Series JPM     TIERS Corporate Bond-Backed
1998-2  Supplement dated as of April     Certificates, Series JPM 1998-2
1, 1998

Base Trust  Agreement and Series LTR     TIERS TENS Certificates, Series
1998-4  Supplement  dated  as of May     LTR 1998-4
18, 1998

Base Trust  Agreement and Series MOT     TIERS Corporate Bond-Backed
1998-5  Supplement  dated  as of May     Certificates, Series MOT 1998-5
19, 1998
Base  Trust  Agreement  and Series C     TIERS Corporate Bond-Backed
1998-6  Supplement  dated  as of May     Certificates , Series C 1998-6
21, 1998

                                     PART I

ITEM 1. BUSINESS

           Not Applicable

ITEM 2.  PROPERTIES

           Not Applicable

ITEM 3.  LEGAL PROCEEDINGS

           Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not Applicable

ITEM  5.  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
STOCKHOLDER MATTERS

     The Certificates representing investors' interest in the Trusts are represented by one or more physical Certificates registered in the name of "Cede& Co., the nominee of The Depository Trust Company. To the best knowledge of the registrant, there is no established public trading market for the Certificates.

ITEM 6.  SELECTED FINANCIAL DATA

           Not Applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Not Applicable

ITEM  9.  CHANGES  IN  AND  DISAGREEMENTS   WITH  ACCOUNTANTS  ON
ACCOUNTING AND FINANCIAL DISCLOSURE

           Not Applicable

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Not Applicable

ITEM 11.   EXECUTIVE COMPENSATION

           Not Applicable

                              PART II

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

           (a)   Not Available
           (b)   Not Applicable
           (c)   Not Applicable

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           None

                              PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K (a)(i) The following documents are also filed as part of this Report:

i) Report of Aston Bell & Associates concerning TIERS Corporate Bond-Backed Certificates Trust IBM 1997-4

ii) Report of Aston Bell & Associates concerning TIERS Corporate Bond-Backed Certificates Trust BLS 1997-6

iii) Report of Aston Bell & Associates concerning TIERS Corporate Bond-Backed Certificates Trust APA 1997-8

No Payments  were made or required  to be made with  respect to TIERS  Corporate
Bond-Backed Certificates Trust JPM 1998-2, TIERS TENS Certificates Trust LTR 1998-4, TIERS Corporate Bond-Backed Certificates Trust MOT 1998-5, and TIERS Corporate Bond-Backed Certificates Trust C 1998-6 during the period from June 30, 1997 through June 30, 1998. Thus no accountant's report is required.

(b) None
(c) See item 14(a) (3) above

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Structured Products Corp.,as depositor for the Trusts (the
"Registrant")

                               By:


                               By:/S/ TIMOTHY P. BEAULAC
                               -------------------------
                               Name:  Timothy P. Beaulac
                               Title: President

Dated as of:  December 31, 1998

                            EXHIBIT INDEX

EXHIBIT                                                        PAGE

1.  Auditor's Report concerning TIERS
    Corporate Bond-Backed Certificates Trust IBM 1997-4         1-6

2.  Auditor's Report concerning TIERS
    Corporate Bond-Backed Certificates Trust BLS 1997-6         1-6

3.  Auditor's Report concerning TIERS
    Corporate Bond-Backed Certificates Trust APA 1997-8         1-6