Form 10-K
period 1999-12-31
STRUCTURED PRODUCTS CORP
filed 2000-01-19
CIK 894356

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 1999    Commission File number: 33-55860

            TIERS ASSET-BACKED SECURITIES, SERIES CHAMT TRUST 1997-7
            --------------------------------------------------------
         (Issuer in respect of the TIERS Asset-Backed Securities, Series
                               CHAMT Trust 1997-7)
             (Exact name of registrant as specified in its charter)

Delaware                                        52-6880113
(State or other jurisdiction                (I.R.S. employer
     of incorporation)                     identification no.)
      c/o Delaware Trust Capital Management, Inc.
      c/o First Union Trust Co., N.A.
      920 King Street, One Rodney Square, 1st Floor
      Wilmington, Delaware                       19801
(Address of principal executive offices)       (Zip code)

Registrant's telephone number, including area code : (302)-888-7539

Securities registered pursuant to Section 12(b) of the Act:
TIERS Asset-Backed Securities, Series CHAMT Trust 1997-7 Class A Notes

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

                                INTRODUCTORY NOTE
                                -----------------

TIERS Asset-Backed Securities, Series CHAMT Trust 1997-7 (the "Issuer") is the Issuer under the Series Trust Indenture, dated as of September 15, 1997, incorporating the Standard Terms of the Trust Indenture, dated as of September 15, 1997 by and between the Issuer and U.S. Bank Trust National Association, formerly First Trust of New York, National Association, as Trustee (the "Trustee"), providing for the issuance of the TIERS Asset-Backed Securities, Series CHAMT Trust 1997-7 Class A Notes (the "Notes"). The Issuer was constituted pursuant to TIERS Asset-Backed Securities, Series CHAMT Supplement, dated as of September 15, 1997 by and between Structured Products Corp. and Delaware Trust Capital Management, Inc. (the "Owner Trustee"). The Notes do not represent obligations of or interests in Structured Products Corp., the Trustee or the Owner Trustee. Pursuant to staff administrative positions established in various no-action letters, see e.g. Corporate Asset Backed Corporation ("CABCO") (available August 9, 1995); Lehman Structured Assets, Inc. (available December 8, 1994), the Owner Trustee is not required to respond to various items of From 10-K. Such items are designated herein as "Not applicable."

                                     PART I

ITEM 1. BUSINESS
----------------
           Not Applicable

ITEM 2.  PROPERTIES
-------------------
           Not Applicable

ITEM 3.  LEGAL PROCEEDINGS
--------------------------
           Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
           Not Applicable

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND  RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------
           The Notes issued by TIERS Asset-Backed Securities, Series CHAMT Trust 1997-7 representing investors' interests in the Trust are represented by one or more physical Certificates registered in the name of "Cede & Co.", the nominee of The Depository Trust Company. To the best knowledge of the registrant, there is no established public trading market for the Notes.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------
           Not Applicable

ITEM 7.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
------------------------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------
           Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------
           Not Applicable

ITEM  9.  CHANGES  IN  AND  DISAGREEMENTS   WITH  ACCOUNTANTS  ON
-----------------------------------------------------------------
ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------
           Not Applicable

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------
           Not Applicable

ITEM 11.   EXECUTIVE COMPENSATION
---------------------------------
           Not Applicable

                                     PART II

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------
           (a)   Not Available
           (b)   Not Applicable
           (c)   Not Applicable

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
           None

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K
---------------------------------------------------------------
           (a)  The following documents are also filed as part of this Report:
           3.        i) Report of Aston Bell & Associates
                     ii) Schedule of Receipts and Disbursements
                     iii) Schedule of Assets and Changes in Asset Position

           (b) None
           (c) See item 14(a) (3) above

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TIERS Asset-Backed Securities
                               Series CHAMT Trust 1997-7

                               By:  Delaware Trust Capital Management, Inc.,
                                     not in  its  individual capacity,
                                     but   solely as Owner Trustee on behalf of
                                     TIERS Asset-Backed Securities,
                                     Series CHAMT Trust 1997-7





                               By: /s/STERLING C. CORREIA
                                   ------------------------
                               Name:  Sterling C. Correia
                               Title: Vice President


Dated as of :  December 31, 1999

                                  EXHIBIT INDEX

EXHIBIT                                                        PAGE

1.         Report of Aston Bell & Associates