Form 10-K
period 1999-12-31
STRUCTURED PRODUCTS CORP
filed 2000-01-19
CIK 894356

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the fiscal year ended:
                        December 31, 1999
                        Commission File Number: 33-
                        5860/33-357357

                           STRUCTURED PRODUCTS CORP.,
                                  on behalf of

            TIERS Corporate Bond-Backed Certificates Trust IBM 1997-4 TIERS Corporate Bond-Backed Certificates Trust BLS 1997-6 TIERS Corporate Bond-Backed Certificates Trust APA 1997-8
            TIERS Corporate Bond-Backed Certificates Trust JPM 1998-2
                    TIERS TENS Certificates Trust LTR 1998-4
            TIERS Corporate Bond-Backed Certificates Trust MOT 1998-5
             TIERS Corporate Bond-Backed Certificates Trust C 1998-6
                     CorTS Trust for J.C. Penney Debentures
                      CorTS Trust for BellSouth Debentures
                      CorTS Trust for Xerox Capital Trust I
                CorTS Trust for Southern Company Capital Trust I
                      CorTS Trust for Countrywide Capital I
             (Exact name of registrant as specified in its charter)

Delaware                                       13-3692801
(State or other jurisdiction                   (I.R.S.  employer
 or incorporation)                              identification no.)

          390 Greenwich Street, New York, New York             10013
             (Address of principal executive offices)         (Zip Code)

   Room 33-130, 33rd Floor, Seven World Trade Center, New York, New York 10048
          (Former name or former address, if changed since last report)

        Registrant's telephone number including area code (212) 783-6645.

Securities  registered  pursuant to Section  12(b) of the Act:
             TIERS Corporate Bond-Backed Certificates, Series IBM 1997-4 TIERS Corporate Bond-Backed Certificates, Series BLS 1997-6 TIERS Corporate Bond-Backed Certificates, Series APA 1997-8 TIERS Corporate Bond-Backed Certificates, Series JPM 1998-2

                   TIERS TENS Certificates, Series LTR 1998-4
           TIERS Corporate Bond-Backed Certificates, Series MOT 1998-5
            TIERS Corporate Bond-Backed Certificates, Series C 1998-6
    CorTS Trust for J.C. Penney Debentures, Corporate-Backed Trust Securities
     CorTS Trust for BellSouth Debentures, Corporate-Backed Trust Securities CorTS Trust for Xerox Capital Trust I, Corporate-Backed Trust Securities CorTS Trust for Southern Company Capital Trust I, Corporate-Backed Trust
                                   Securities
    CorTS Trust for Countrywide Capital I , Corporate Backed Trust Securities

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to have filed such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No __
State the aggregate market value of the voting stock held by non-affiliates of the registrant. The Registrant has no voting stock or class of common stock outstanding as of the date of this report.

                         INTRODUCTORY NOTE

Structured Products Corp. (the "Depositor") is the Depositor under the Base Trust Agreements as supplemented by the Series Supplements listed below by and between the Depositor and U.S. Bank Trust National Association, formerly First Trust of New York, National Association, as Trustee (the "Trustee"), providing for the issuance of the TIERS Certificates listed below (the "Certificates") and is the depositor for the Certificates (the "Registrant") The Certificates do not represent obligations of or interests in the Depositor or the Trustee. Pursuant to staff administrative positions established in various no-action letters, see e.g. CORPORATE ASSET BACKED CORPORATION ("CABCO") (available August 9, 1995);
      ----------------------------------
LEHMAN STRUCTURED ASSETS,  INC.  (available  December 8, 1994), the Depositor is
------------------------------
not required to respond to various items of From 10-K. Such items are designated herein as "Not applicable."

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

Base Trust  Agreement and Series APA   TIERS Corporate Bond-Backed
1997-8   Supplement   dated   as  of       Certificates, Series APA 1997-8
September 15, 1997

Base Trust  Agreement and Series JPM   TIERS Corporate Bond-Backed
1998-2  Supplement dated as of April       Certificates, Series JPM 1998-2
1, 1998

Base Trust  Agreement and Series LTR   TIERS TENS Certificates, Series
1998-4  Supplement  dated  as of May             LTR 1998-4
18, 1998

Base Trust  Agreement and Series MOT   TIERS Corporate Bond-Backed
1998-5  Supplement  dated  as of May       Certificates, Series MOT 1998-5
19, 1998

Base Trust Agreement and Series C      TIERS Corporate  Bond-Backed
1998-6 Supplement dated as of May 21,      Certificates, Series C 1998-6
1998

Base Trust  Agreement  dated May 21,   CorTS  Trust for J.C. Penney  Debentures,
1999 and CorTS Supplement dated        Corporate-Backed Trust Securities
May 21, 1999

Base Trust  Agreement  dated May 21,   CorTS   Trust  for  BellSouth Debentures,
1999 and CorTS Supplement  1999-2      Corporate-Backed  Trust Securities
dated June 10, 1999

Base Trust  Agreement  dated May 21,   CorTS  Trust for  Xerox  Capital Trust I,
1999 and CorTS  Supplement  1999-3     Corporate-Backed Trust Securities
dated October 20, 1999

Base Trust  Agreement  dated May 21,   CorTS Trust for Southern Company Capital
1999  and  CorTS  Supplement  1999-4   Trust I, Corporate-Backed Trust
dated October 28, 1999                 Securities

Base Trust  Agreement  dated May 21,   CorTS  Trust for  Countrywide
1999  and  CorTS  Supplement  1999-4   Capital I, Corporate Backed Trust
dated November 16, 1999                Securities



                              PART I

ITEM 1. BUSINESS
----------------

           Not Applicable

ITEM 2.  PROPERTIES
-------------------

           Not Applicable

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

           Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

           Not Applicable

ITEM  5.  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
-----------------------------------------------------------------
          STOCKHOLDER MATTERS
          -------------------
           The Certificates issued by representing investors' interest in the Trusts are represented by one or more physical Certificates registered in the name of "Cede& Co., the nominee of The Depository Trust Company. To the best knowledge of the registrant, there is no established public trading market for the Certificates.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

           Not Applicable

ITEM 7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
---------------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

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

ITEM  9.  CHANGES  IN  AND  DISAGREEMENTS   WITH  ACCOUNTANTS  ON
-----------------------------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURE
          -----------------------------------

           Not Applicable

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------
           Not Applicable

ITEM 11.   EXECUTIVE COMPENSATION
---------------------------------

           Not Applicable

                              PART II

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------------------------------------------------------------
          MANAGEMENT
          ----------
           (a)   Not Available
           (b)   Not Applicable
           (c)   Not Applicable

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

           None

                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K
---------------------------------------------------------------
          (a)(i)  The following documents are also filed as part of this Report:
                     i) Report of Aston Bell & Associates concerning TIERS
                        Corporate Bond-Backed Certificates Trust IBM 1997-4

                     ii) Report of Aston Bell & Associates concerning TIERS
                         Corporate Bond-Backed Certificates Trust BLS 1997-6

                    iii) Report of Aston Bell & Associates concerning TIERS
                         Corporate Bond-Backed Certificates Trust APA 1997-8

                     iv) Report of Aston Bell & Associates concerning TIERS
                         TENS Certificates Trust LTR 1998-4

                      v) Report of Aston Bell & Associates concerning TIERS
                         Corporate Bond-Backed Certificates Trust MOT 1998-5

                     vi) Report of Aston Bell & Associates concerning TIERS
                         Corporate Bond-Backed Certificates  Trust C 1998-6

                    vii) TIERS Corporate  Bond-Backed  Certificates  Trust
                         JPM 1998-2 --No Payments were made or required to be made during the period from June 30, 1998 through June 30, 1999, thus no accountant's report is required.

                   viii) CorTS Trust for J.C. Penney Debentures, CorTS Trust
                         for BellSouth Debentures, CorTS Trust for Xerox Capital Trust I, CorTS Trust for Southern Company Capital Trust I and CorTS Trust for Countrywide Capital I --- No accountants report is required to be filed for these trusts.

           (b) None
           (c) See item 14(a) (3) above

                             SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Structured Products Corp., as depositor for the Trusts (the "Registrant")

                               By:

                               By:_/S/ TIMOTHY P. BEAULAC
                                  -----------------------
                               Name: Timothy P. Beaulac
                               Title: President

Dated as of:  December 31, 1999

                            EXHIBIT INDEX

EXHIBIT                                                        PAGE

1. Report of Aston Bell & Associates concerning TIERS Corporate Bond-Backed Certificates Trust IBM 1997-4

2. Report of Aston Bell & Associates concerning TIERS Corporate Bond-Backed Certificates Trust BLS 1997-6

3. Report of Aston Bell & Associates concerning TIERS Corporate Bond-Backed Certificates Trust APA 1997-8

4. Report of Aston Bell & Associates concerning TIERS TENS Certificates Trust LTR 1998-4

5. Report of Aston Bell & Associates concerning TIERS Corporate Bond-Backed Certificates Trust MOT 1998-5

6. Report of Aston Bell & Associates concerning TIERS Corporate Bond-Backed Certificates Trust C 1998-6

7. TIERS Corporate Bond-Backed Certificates Trust JPM 1998-2