Form 10-K
STRUCTURED PRODUCTS CORP
filed 2000-06-23
CIK 894356

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

                           STRUCTURED PRODUCTS CORP.,
                                  on behalf of

     TIERS CALLABLE PRINCIPAL-PROTECTED ASSET BACKED CERTIFICATES TRUST SERIES S&P 1999-2




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

       TIERS CALLABLE PRINCIPAL-PROTECTED ASSET BACKED TRUST CERTIFICATES, SERIES S&P 1999-2.

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

                                INTRODUCTORY NOTE

     Structured Products Corp. (the "Depositor") is the Depositor under the Base Trust Agreements as supplemented by the Series Supplements listed below by and between the Depositor and The Bank of New York Trust Company (Cayman) Limited, as Trustee (the "Trustee"), providing for the issuance of the TIERS Certificates listed below (the "Certificates") and is the depositor for the Certificates (the "Registrant') The Certificates do not represent obligations of or interests in the Depositor or the Trustee. Pursuant to staff administrative positions established in various no-action letters, see e.g. CORPORATE ASSET BACKED CORPORATION ("CABCO") (available August 9,
     1995); LEHMAN STRUCTURED ASSETS, INC. (available December 8, 1994), the Depositor is not required to respond to various items of From 10-K. Such items are designated herein as "Not applicable."

GOVERNING DOCUMENTS                      CERTIFICATES ISSUED THEREUNDER

Base Corporate Trust  Agreement  and   TIERS Callable Principal-Protected Asset
TIERS Asset Backed Supplement Series,  S&P  Backed  Trust  Certificates, Series
1999-2, each dated as of December 9,   S&P Series S&P 1999-2.
1999.

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

           Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

           Not Applicable

ITEM  5.  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
-----------------------------------------------------------------
STOCKHOLDER MATTERS
-------------------

          The Certificates are represented by one or more physical Certificates registered in the name of "Cede& Co.", the nominee of The Depository Trust Company.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

           None

                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 10-K
---------------------------------------------------------------
          None

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

Dated as of:  June 23, 2000