Form 10-K
period 2000-12-31
STRUCTURED PRODUCTS CORP
filed 2001-02-16
CIK 894356

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the fiscal year ended:
                        December 31, 2000
                        Commission File number: 33-55860/33-357357

                           STRUCTURED PRODUCTS CORP.,
                                on behalf of

     TIERS   Corporate  Bond-Backed  Certificates Trust IBM 1997-4
     TIERS   Corporate Bond-Backed  Certificates  Trust BLS  1997-6
     TIERS   Corporate  Bond-Backed Certificates  Trust APA 1997-8
     TIERS   Corporate  Bond-Backed  Certificates Trust JPM 1998-2
     TIERS   TENS   Certificates   Trust  LTR  1998-4
     TIERS   Corporate Bond-Backed Certificates Trust MOT 1998-5
     TIERS   Corporate  Bond-Backed  Certificates  Trust C 1998-6
     CorTS   Trust for J.C. Penney Debentures
     CorTS   Trust for BellSouth Debentures
     CorTS   Trust for Xerox Capital Trust I
     CorTS   Trust for Southern Company Capital Trust I
     CorTS   Trust for Countrywide Capital I
     TIERS   Principal-Protected Asset Backed Certificates Trust Series
             Telecom 2000-13
     TIERS   Principal-Protected Asset Backed Certificates Trust Series
             Semiconductor 2000-14
     TIERS   Principal-Protected Asset Backed Certificates Trust Series
             Nasdaq 2000-15
     CorTS   Trust for AON Capital A
     CorTS   Trust for Allstate Financing II

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

     TIERS   Corporate Bond-Backed  Certificates  Trust BLS  1997-6
     TIERS   Corporate  Bond-Backed Certificates  Trust APA 1997-8
     TIERS   Corporate  Bond-Backed  Certificates Trust JPM 1998-2
     TIERS   TENS   Certificates   Trust  LTR  1998-4
     TIERS   Corporate Bond-Backed Certificates Trust MOT 1998-5
     TIERS   Corporate  Bond-Backed  Certificates  Trust C 1998-6
     CorTS   Trust for J.C. Penney Debentures, Corporate-Backed Trust Securities
     CorTS   Trust for BellSouth Debentures, Corporate-Backed Trust Securities
     CorTS   Trust for Xerox Capital Trust I Corporate-Backed Trust Securities
     CorTS   Trust for Southern Company Capital Trust I, Corporate-Backed
              Trust Securities
     CorTS   Trust for Countrywide Capital I, Corporate-Backed Trust Securities
     TIERS   Principal-Protected Asset Backed Certificates Trust Series
             Telecom 2000-13, TIERS Principal-Protected Trust Certificates
     TIERS   Principal-Protected Asset Backed Certificates Trust Series
             Semiconductor 2000-14, TIERS Principal-Protected Trust Certificates
     TIERS   Principal-Protected Asset Backed Certificates Trust Series
             Nasdaq 2000-15, TIERS Principal-Protected Trust Certificates
     CorTS   Trust for AON Capital A, Corporate-Backed Trust Securities
     CorTS   Trust for Allstate Financing II, Corporate-Backed Trust Securities


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

Base Trust  Agreement and Series BLS    TIERS Corporate Bond-Backed
1997-6  Supplement  dated as of July    Certificates, Series BLS 1997-6
7, 1997

Base Trust  Agreement and Series APA    TIERS Corporate Bond-Backed
1997-8   Supplement   dated   as  of    Certificates, Series APA 1997-8
September 15, 1997

Base Trust  Agreement and Series JPM    TIERS Corporate Bond-Backed
1998-2  Supplement dated as of April    Certificates, Series JPM 1998-2
1, 1998

Base Trust  Agreement and Series LTR    TIERS TENS Certificates, Series
1998-4  Supplement  dated  as of May    LTR 1998-4
18, 1998

Base Trust  Agreement and Series MOT    TIERS Corporate Bond-Backed
1998-5  Supplement  dated  as of May    Certificates, Series MOT 1998-5
19, 1998
Base  Trust  Agreement  and Series C    TIERS Corporate Bond-Backed
1998-6  Supplement  dated  as of May    Certificates , Series C 1998-6
21, 1998
                                        CorTS  Trust  for  J.C.   Penney
Base Trust  Agreement  dated May 21,    Debentures,
1999 and                                Corporate-Backed Trust Securities
CorTS Supplement dated May 21, 1999
                                        CorTS   Trust   for    BellSouth
Base Trust  Agreement  dated May 21,    Debentures,
1999  and  CorTS  Supplement  1999-2    Corporate-Backed Trust Securities
dated June 10, 1999
                                        CorTS  Trust for  Xerox  Capital
Base Trust  Agreement  dated May 21,    Trust                            I,
1999  and  CorTS  Supplement  1999-3    Corporate-Backed Trust Securities
dated October 20,

Base Trust  Agreement  dated May 21,    CorTS   Trust   for   Southern
1999  and  CorTS  Supplement  1999-4    Company     Capital     Trust    I,
dated October 28, 1999                  Corporate-Backed Trust Securities

Base Trust  Agreement  dated May 21,    CorTS  Trust for  Countrywide
1999  and  CorTS  Supplement  1999-4    Capital I, Corporate
dated November 16, 1999                 Backed Trust Securities

Base Corporate Trust Agreement          TIERS Principal-Protected Asset
dated July 31, 2000  and TIERS          Backed Certificates Trust Series
Asset Backed Supplement Series          Telecom 2000-7, TIERS
Telecom 2000-7 dated July 31, 2000      Principal-Protected Trust
                                        Certificates

TIERS 2000-13 Base Trust Agreement      TIERS Principal-Protected Asset
and                                     Backed Certificates Trust Series
TIERS  2000-13   Series   Supplement    Telecom 2000-13, TIERS
dated November 29, 2000                 Principal-Protected Trust

TIERS 2000-14 Base Trust Agreement      TIERS   Principal-Protected   Asset
and                                     Backed  Certificates  Trust  Series
TIERS  2000-14   Series                 Semiconductor     2000-14,    TIERS
Supplement Certificates                 Principal-Protected Trust Certificates
dated November 22, 2000

TIERS 2000-15 Base Trust Agreement      TIERS Principal-Protected Asset
and                                     Backed Certificates Trust Series
TIERS  2000-15   Series Supplement      Nasdaq 2000-15, TIERS
dated December 21, 2000                 Principal-Protected Trust
                                        Certificates

Base Trust  Agreement  dated May 21,    CorTS  Trust  for  AON  Capital  A,
1999  and  CorTS   Supplement  dated    Corporate Backed Trust Securities
December 15, 2000

Base Trust  Agreement  dated May 21,    CorTS Trust for Allstate  Financing
1999  and  CorTS Supplement dated       II,    Corporate    Backed    Trust
December 22, 2000                       Securities

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           None

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K (a)(i) The following documents are also filed as part of this Report:

Item 14.  Exhibits, Financial Schedules and Reports on Form 8-K
           (a)(i) The following documents are also filed as part of this Report:
                     i) Report of Aston Bell & Associates
concerning TIERS Corporate  Bond-Backed Certificates Trust IBM 1997-4
                     ii) Report of Aston Bell & Associates
concerning TIERS  Corporate Bond-Backed Certificates Trust BLS 1997-6
                     iii) Report of Aston Bell & Associates
concerning TIERS Corporate Bond-Backed Certificates Trust APA 1997-8
                     iv) Report of Aston Bell & Associates
concerning TIERS TENS Certificates Trust LTR 1998-4
                      v) Report of Aston Bell & Associates concerning TIERS Corporate Bond-Backed Certificates Trust MOT 1998-5
                     vi) Report of Aston Bell & Associates concerning TIERS Corporate Bond-Backed Certificates Trust C 1998-6
                    vii)TIERS Corporate Bond-Backed Certificates Trust JPM 1998-2 --No Payments were made or required to be made during the period from June 30, 1999 through June 30, 2000. Thus no accountant's report is required.
                    viii) CorTS Trust for J.C. Penney Debentures, CorTS Trust for BellSouth Debentures, CorTS Trust for Xerox Capital Trust I,
                   CorTS Trust for Southern Company Capital Trust I, CorTS
Trust for Countrywide Capital I , TIERS Principal-Protected Asset Backed Certificates Trust Series Telecom 2000-13, TIERS Principal-Protected Asset Backed Certificates Trust Series Semiconductor 2000-14, TIERS Principal-Protected Asset Backed Certificates TrustSeries Nasdaq 2000-15, CorTS Trust for AON Capital A and CorTS Trust for Allstate Financing II ---
No accountants report is required to be filed for these trusts.

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

                               Structured Products Corp.,as depositor for the Trusts (the "Registrant")

                               By:


                               By:/S/ TIMOTHY P. BEAULAC
                               -------------------------
                               Name:  Timothy P. Beaulac
                               Title: President

Dated as of:  December 31, 2000

                            EXHIBIT INDEX

EXHIBIT                                                                PAGE

1.  Report of Aston Bell & Associates concerning TIERS Corporate       1-6
    Bond-Backed Certificates Trust APA 1997-8

2.  Report of Aston Bell & Associates concerning TIERS Corporate       1-6
    Bond-Backed Certificates Trust BLS 1997-6

3.  Report of Aston Bell & Associates concerning TIERS                 1-6
    Corporate Bond-Backed Certificates Trust C 1998-6

4.  Report of Aston Bell & Associates concerning TIERS Corporate       1-6
    Bond-Backed Certificates Trust IBM 1997-4

5.  Report of Aston Bell & Associates concerning TIERS                 1-6
    TENS Certificates Trust LTR 1998-4

6.  Report of Aston Bell & Associates concerning TIERS                 1-6
    Corporate Bond-Backed  Certificates Trust MOT 1998-5