Form 10-K/A
period 2000-12-31
STRUCTURED PRODUCTS CORP
filed 2001-06-15
CIK 894356

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2000 Commission File Number: 33-55860/333-57357

Structured Products Corp.,
on behalf of
TIERS Callable Principal-Protected Asset Backed Certificates Trust Series S&P 1999-2
TIERS Principal-Protected Asset Backed Certificates Trust Series Nasdaq 2000-3

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction or incorporation)	13-3692801 (I.R.S. employer identification no.)

390 Greenwich Street, New York, New York (Address of principal executive offices)	10013 (Zip Code)

Room 33-130, 33rd Floor, Seven World Trade Center, New York, New York   10048
(Former name or former address, if changed since last report)

Registrant's telephone number including area code (212)723-9654.

Securities registered pursuant to Section 12(b) of the Act:

TIERS Callable Principal-Protected Asset Backed Trust Certificates, Series S&P 1999-2
TIERS Principal-Protected Trust Certificates, Series Nasdaq 2000-3

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

Yes  X               No

State the aggregate market value of the voting stock held by non-affiliates of the registrant.
The Registrant has no voting stock or class of common stock outstanding as of the date of this report.

Introductory Note

Structured Products Corp. (the “Depositor”) is the Depositor under the Base Trust Agreements as supplemented by the Series Supplements listed below by and between the Depositor and The Bank of New York Trust Company (Cayman) Limited, as Trustee (the “Trustee”), providing for the issuance of the TIERS Certificates listed below (the “Certificates”) and is the Depositor for the Certificates (the “Registrant”). The Certificates do not represent obligations of or interests in the Depositor or the Trustee. Pursuant to staff administrative positions established in various no-action letters, see e.g. Corporate Asset Backed Corporation (available August 9, 1995); Lehman Structured Assets, Inc. (available December 8, 1994), the Depositor is not required to respond to various items of Form 10-K. Such items are designated herein as “Not applicable.”

Governing Documents
Base Trust Agreement and TIERS Asset Backed
Supplement Series S&P 1999-2 dated as of
December 9, 1999
Base Trust Agreement and TIERS Asset Backed
Supplement Series Nasdaq 2000-3 dated as of April
6, 2000

Certificates issued thereunder TIERS Callable Principal-Protected Asset Backed Trust Certificates, Series S&P 1999-2 TIERS Principal-Protected Trust Certificates, Series Nasdaq 2000-3

PART I

Item 1. Business
               Not Applicable

Item 2. Properties
               Not Applicable

Item 3. Legal Proceedings
               Not Applicable

Item 4. Submission of Matters To A Vote of Security Holders
               Not Applicable

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
               Not Applicable

Item 6. Selected Financial Data
               Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
               Not Applicable

Item 8. Financial Statements and Supplementary Data
               Not Applicable

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
               Not Applicable

PART III

Item 10. Directors and Executive Officers of the Registrant
               Not Applicable

Item 11. Executive Compensation
               Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) Not Available (b) Not Applicable (c) Not Applicable

Item 13. Certain Relationships and Related Transactions
               None

PART IV

Item 14. Exhibits, Financial Schedules and Reports on Form 8-K
               No payments were required to be made by the TIERS Callable Principal-Protected
               Asset Backed Certificates Trust Series S&P 1999-2 or the TIERS
               Principal-Protected Asset Backed Certificates Trust Series Nasdaq 2000-3 through
               December 31, 2000. No accountant’s report is required to be filed for these trusts.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Structured Products Corp., as Depositor for the Trusts By: /s/ Matthew R. Mayers Name: Matthew R. Mayers Authorized Signatory

Dated as of: June 12, 2001