Form 10-K
period 2001-12-31
STRUCTURED PRODUCTS CORP
filed 2002-05-01
CIK 894356

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:
December 31, 2001
Commission File Number: 33-
5860/33-357357

TIERS Corporate Bond-Backed Certificates Trust IBM 1997-4
TIERS Corporate Bond-Backed Certificates Trust BLS 1997-6
TIERS Corporate Bond-Backed Certificates Trust APA 1997-8
TIERS Corporate Bond-Backed Certificates Trust JPM 1998-2
TIERS Corporate Bond-Backed Certificates Trust MOT 1998-5
Structured Products Corp.,
on behalf of
TIERS TENS Certificates Trust LTR 1998-4
TIERS Corporate Bond-Backed Certificates Trust C 1998-6
TIERS Corporate Bond-Backed Certificates Trust JC Penney 1999-1
CorTS Trust for J.C. Penney Debentures, Corporate-Backed Trust Securities
CorTS Trust for BellSouth Debentures, Corporate-Backed Trust Securities
CorTS Trust for Xerox Capital Trust I, Corporate-Backed Trust Securities
CorTS Trust for Southern Company Capital Trust I, Corporate-Backed Trust Securities
CorTS Trust for Countrywide Capital I , Corporate Backed Trust Securities
GINsK Principal-Protected Trust Certificates, Series Yen Bear 1999-1
TIERS Principal-Protected Asset Backed Certificates Trust Series Telecom 2000-13
TIERS Principal-Protected Asset Backed Certificates Trust Series Semiconductor 2000-14
TIERS Principal-Protected Asset Backed Certificates Trust Series Nasdaq 2000-15

CorTS Trust for AON Capital A
CorTS Trust for Allstate Financing
CorTS Trust for PECO Energy Capital Trust III
CorTS Trust for Safeco Capital Trust I
CorTS Trust for Fleet Capital Trust II
CorTS Trust for First Union Institutional Capital I
CorTS Trust for Provident Financing Trust I
CorTS Trust II for Countrywide Capital I
CorTS Trust II for Ford Debentures
CorTS Trust II for IBM Debentures
CorTS Trust II for Provident Financing Trust I
CorTS Trust II for BellSouth Debentures
CorTS Trust for Chrysler Debentures
CorTS Trust for First Union Capital I CorTS Trust for Ford Debentures
CorTS Trust for IBM Debentures
CorTS Trust III for First Union Institutional Capital II
CorTS Trust III for IBM Debentures CorTS AFC Capital Trust I
CorTS Trust for Worldcom Debentures
CorTS Trust II for First Union Capital I

CorTS Trust II for Chrysler Debentures
CorTS Trust II for Sherwin Williams
CorTS Trust for Great Western Financial
CorTS Trust II for Safeco Capital Trust I
CorTS Trust for Allstate Financing II
CorTS Trust for Fleet Capital Trust II
CorTS Trust for PECO Energy Capital Trust III
CorTS Trust for Provident Financing Trust I UnumProvident, Corporate-Backed Trust Securities
CorTS Trust II for Countrywide Capital I
CorTS US West Communications Debentures
CorTS Trust II for Provident Financing Trust I UnumProvident, Corporate-Backed Trust Certificates
CorTS Trust for Corning Notes
CoRTS Trust III for Provident Financing
TIERS Principal-Protected Certificates Trust PXT 2000-11
CorTS Trust for BankAmerica Institutional Capital B
TIERS Principal-Protected Asset Backed Certificates Trust Series S&P 2001-19
TIERS Principal Protected Asset Backed Certificates Series Nasdaq 2000-15
TIERS Principal Protected Asset Backed Certificate Trust Series Telecom 2000-13
TIERS Principal Protected Asset Backed Certificates Series Nasdaq 2001-8
TIERS Principal-Protected Asset Backed Certificates Trust Series S&P 2001-11

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3692801 (IRS Employer Identification Number)
390 Greenwich Street, New York, New York (Address of principal executive offices)	10013 (Zip Code)
Room 33-130, 33rd Floor, Seven World Trade Center, New York, New York	10048
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
CorTS Trust for Countrywide Capital I, Corporate Backed Trust Securities
TIERS Principal-Protected Asset Backed Certificates Trust Series
Telecom 2000-13, TIERS Principal-Protected Trust Certificates
TIERS Principal-Protected Asset Backed Certificates Trust Series Semiconductor 2000-14, TIERS Principal-Protected Trust Certificates
TIERS Principal-Protected Asset Backed Certificates Trust Series Nasdaq 2000-15, TIERS Principal-Protected Trust Certificates
CorTS Trust for AON Capital A, Corporate Backed Trust Securities
CorTS Trust for Allstate Financing II, Corporate Backed Trust Securities
CorTS Trust for PECO Energy Capital Trust III, Corporate Backed Trust Securities

CorTS Trust for Safeco Capital Trust I, Corporate Backed Trust Securities
CorTS Trust for Fleet Capital Trust II, Corporate Backed Trust Securities
CorTS Trust for First Union Institutional Capital I, Corporate Backed Trust Securities
CorTS Trust for Provident Financing Trust I, Corporate Backed Trust Securities
CorTS Trust II for Countrywide Capital I, Corporate Backed Trust Securities
CorTS Trust II for Ford Debentures, Corporate Backed Trust Securities
CorTS Trust II for IBM Debentures, Corporate Backed Trust Securities
CorTS Trust II for Provident Financing Trust I, Corporate Backed Trust Securities
CorTS Trust II for BellSouth Debentures, Corporate Backed Trust Securities
CorTS Trust for Chrysler Debentures, Corporate Backed Trust Securities
CorTS Trust for First Union Capital I
CorTS Trust for Ford Debentures
CorTS Trust for IBM Debentures
CorTS Trust III for First Union Institutional Capital II
CorTS Trust III for IBM Debentures
CorTS AFC Capital Trust I
CorTS Trust for Worldcom Debentures
CorTS Trust II for First Union Capital I
CorTS Trust II for Chrysler Debentures
CorTS Trust II for Sherwin Williams
CorTS Trust for Great Western Financial
CorTS Trust II for Safeco Capital Trust I
CorTS Trust for Allstate Financing II
CorTS Trust for Fleet Capital Trust II
CorTS Trust for PECO Energy Capital Trust III
CorTS Trust for Provident Financing Trust I UnumProvident Corporate-Backed Trust Securities
CorTS Trust II for Countrywide Capital I
CorTS US West Communications Debentures
CorTS Trust II for Provident Financing Trust I UnumProvident, Corporate-Backed Trust Certificates
CorTS Trust for Corning Notes
CoRTS Trust III for Provident Financing
TIERS Principal-Protected Certificates Trust PXT 2000-11
CorTS Trust for BankAmerica Institutional Capital B
TIERS Principal-Protected Asset Backed Certificates Trust Series S&P 2001-19
TIERS Principal Protected Asset Backed Certificates Series Nasdaq 2000-15
TIERS Principal Protected Asset Backed Certificate Trust Series Telecom 2000-13
TIERS Principal Protected Asset Backed Certificates Series Nasdaq 2001-8
TIERS Principal-Protected Asset Backed Certificates Trust Series S&P 2001-11

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to have filed such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ___     No ___
State the aggregate market value of the voting stock held by non-affiliates of the registrant. The Registrant has no voting stock or class of common stock outstanding as of the date of this report.

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

Governing Documents
Base Trust Agreement and Series IBM 1997-4
Supplement dated as of June 16, 1997

Base Trust Agreement and Series BLS 1997-6
Supplement dated as of July 7, 1997

Base Trust Agreement and Series APA 1997-8
Supplement dated as of September 15, 1997

Base Trust Agreement and Series JPM 1998-2
Supplement dated as of April 1, 1998

Base Trust Agreement and Series LTR 1998-4
Supplement dated as of May 18, 1998

Base Trust Agreement and Series MOT 1998-5
Supplement dated as of May 19, 1998

Base Trust Agreement and Series C 1998-6
Supplement dated as of May 21, 1998

Base Trust Agreement dated May 21, 1999 and
CorTS Supplement dated May 21, 1999

Base Trust Agreement dated May 21, 1999 and
CorTS Supplement 1999-2 dated June 10, 1999

Base Trust Agreement dated May 21, 1999 and
CorTS Supplement 1999-3 dated October 20,

Base Trust Agreement dated May 21, 1999 and
CorTS Supplement 1999-4 dated October 28,
1999

Certificates issued thereunder
TIERS Corporate Bond-Backed Certificates,
Series IBM 1997-4

TIERS Corporate Bond-Backed Certificates,
Series BLS 1997-6

TIERS Corporate Bond-Backed Certificates,
Series APA 1997-8

TIERS Corporate Bond-Backed Certificates,
Series JPM 1998-2

TIERS TENS Certificates, Series LTR 1998-4

TIERS Corporate Bond-Backed Certificates,
Series MOT 1998-5

TIERS Corporate Bond-Backed Certificates,
Series C 1998-6

CorTS Trust for J.C. Penney Debentures,
Corporate-Backed Trust Securities

CorTS Trust for BellSouth Debentures,
Corporate-Backed Trust Securities

CorTS Trust for Xerox Capital Trust I,
Corporate-Backed Trust Securities

CorTS Trust for Southern Company CapitalTrust I,
Corporate-Backed Trust Securities

Base Trust Agreement dated May 21, 1999 and
CorTS Supplement 1999-4 dated November 16,
1999

Base Corporate Trust Agreement dated July 31,
2000 and TIERS Asset Backed Supplement
Series Telecom 2000-7 dated July 31, 2000

TIERS 2000-13 Base Trust Agreement and
TIERS 2000-13 Series Supplement dated
November 29, 2000

TIERS 2000-14 Base Trust Agreement and
TIERS 2000-14 Series Supplement dated
November 22, 2000

TIERS 2000-15 Base Trust Agreement and
TIERS 2000-15 Series Supplement dated
December 21, 2000

Base Trust Agreement dated May 21, 1999
and CorTS Supplement dated December 15, 2000

Base Trust Agreement dated May 21, 1999
and CorTS Supplement dated December 22, 2000

Base Trust Agreement dated May 21, 1999 and
CorTS Supplement dated January 19, 2001

Base Trust Agreement dated May 21, 1999 and
CorTS Supplement dated January 22, 2001

Base Trust Agreement dated May 21, 1999 and
CorTS Supplement dated January 23, 2001

Base Trust Agreement dated May 21, 1999 and
CorTS Supplement dated January 26, 2001

Base Trust Agreement dated May 21, 1999 and
CorTS Supplement dated February 7, 2001

Base Trust Agreement dated May 21, 1999 and
CorTS Supplement dated February 14, 2001

Base Trust Agreement dated May 21, 1999 and
CorTS Supplement dated February 28, 2001

CorTS Trust for Countrywide Capital I,
Corporate Backed Trust Securities

TIERS Principal-Protected Asset Backed
Certificates Trust Series Telecom 2000-7, TIERS
Principal-Protected Trust Certificates

TIERS Principal-Protected Asset Backed
Certificates Trust Series Telecom 2000-13,
TIERS Principal-Protected Trust Certificates

TIERS Principal-Protected Asset Backed
Certificates Trust Series Semiconductor 2000-14,
TIERS Principal-Protected Trust Certificates

TIERS Principal-Protected Asset Backed
Certificates Trust Series Nasdaq 2000-15, TIERS
Principal-Protected Trust Certificates

CorTS Trust for AON Capital A, Corporate
Backed Trust Securities

CorTS Trust for Allstate Financing II, Corporate
Backed Trust Securities

CorTS Trust for PECO Energy Capital Trust III,
Corporate Backed Trust Securities

CorTS Trust for Safeco Capital Trust I,
Corporate Backed Trust Securities

CorTS Trust for Fleet Capital Trust II, Corporate
Backed Trust Securities

CorTS Trust for First Union Institutional Capital I,
Corporate Backed Trust Securities

CorTS Trust for Provident Financing Trust I,
Corporate Backed Trust Securities

CorTS Trust II for Countrywide Capital I,
Corporate Backed Trust Securities

CorTS Trust II for Ford Debentures, Corporate
Backed Trust Securities

Base Trust Agreement dated May 21, 1999 and
CorTS Supplement dated February 28, 2001

Base Trust Agreement dated May 21, 1999 and
CorTS Supplement dated March 21, 2001

Base Trust Agreement dated May 21, 1999 and
CorTS Supplement dated March 23, 2001

Base Trust Agreement dated May 21, 1999 and
CorTS Supplement dated March 30, 2001

Base Trust Agreement dated May 21, 1999 and
CorTS Supplement dated March 30, 2001

Base Trust Agreement dated May 21, 1999 and
CorTS Supplement dated May 9, 2001

TIERS 2001-19 Series Supplement dated August
21, 2001

Base Trust Agreement dated May 21, 1999 and
CorTS Supplement dated May 30, 2001

Base Trust Agreement dated May 21, 1999 and
CorTS Supplement dated May 31, 2001

Base Trust Agreement dated May 21, 1999 and
CorTS Supplement dated June 11, 2001

Base Trust Agreement dated May 21, 1999 and
CorTS Supplement dated July 13, 2001

Base Trust Agreement dated May 21, 1999 and
CorTS Supplement dated July 24, 2001

TIERS 2001-19 Series Supplement dated August
21, 2001

Base Trust Agreement dated May 21, 1999 and
CorTS Supplement dated August 31, 2001

CorTS Trust II for IBM Debentures, Corporate
Backed Trust Securities

CorTS Trust II for Provident Financing Trust I,
Corporate Backed Trust Securities

CorTS Trust II for BellSouth Debentures,
Corporate Backed Trust Securities

CorTS Trust for Chrysler Debentures,
Corporate Backed Trust Securities

CorTS Trust II for IBM Debentures,
Corporate Backed Trust Securities

CorTS Trust III for IBM Debentures,
Corporate Backed Trust Securities

TIERS Principal-Protected Asset Backed
Certificates Trust Series S&P 2001-11

CorTS Trust II for Safeco Capital Trust I,
Corporate Backed Trust Securities

CorTS Trust for Great Western Financial,
Corporate Backed Trust Securities

CorTS Trust II for Sherwin Williams, Corporate
Backed Trust Securities

CorTS Trust II Aon Capital A, Corporate Backed
Trust Securities

CorTS Trust for Corning Notes, Corporate Backed
Trust Securities

TIERS Principal-Protected Asset Backed
Certificates Trust Series S&P 2001-19
CorTS Trust for BankAmerica Institutional Capital
B, Corporate Backed Trust Securities

PART I

Item 1. Business Not Applicable

Item 2. Properties Not Applicable

Item 3. Legal Proceedings Not Applicable

Item 4. Submission of Matters To A Vote of Security Holders Not Applicable

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters
The Certificates representing investors' interest in the Trusts are represented by one or more physical Certificates registered in the name of "Cede & Co., the nominee of The Depository Trust Company. To the best knowledge of the registrant, there is no established public trading market for the Certificates.

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

PART II

Item 13. Certain Relationships and Related Transactions None

PART IV

Item 14. Exhibits, Financial Schedules and Reports on Form 8-K

(a)(i) The following documents are also filed as part of this Report:
i) Report of Aston Bell & Associates concerning TIERS Corporate Bond-Backed Certificates Trust IBM 1997-4
ii) Report of Aston Bell & Associates concerning TIERS Corporate Bond-Backed Certificates Trust BLS 1997-6
iii) Report of Aston Bell & Associates concerning TIERS Corporate Bond-Backed Certificates Trust APA 1997-8
iv) Report of Aston Bell & Associates concerning TIERS TENS Certificates Trust LTR 1998-4
v) Report of Aston Bell & Associates concerning TIERS Corporate Bond-Backed Certificates Trust MOT 1998-5
vi) Report of Aston Bell & Associates concerning TIERS Corporate Bond-Backed Certificates Trust C 1998-6
vii) TIERS Corporate Bond-Backed Certificates Trust JPM 1998-2 --No Payments were made or required to be made during the period from June 30, 2000 through June 30, 2001. Thus no accountant’s report is required.
viii) CorTS Trust for J.C. Penney Debentures, CorTS Trust for BellSouth Debentures, CorTS Trust for Xerox Capital Trust I, CorTS Trust for Southern Company Capital Trust I, CorTS Trust for Countrywide Capital I , Corporate Backed Trust Securities, GINsK Principal-Protected Trust Certificates, Series Yen Bear 1999-1, TIERS Principal-Protected Asset Backed Certificates Trust Series Telecom 2000-13, TIERS Principal-Protected Asset Backed Certificates Trust Series Semiconductor 2000-14 Principal-Protected Asset Backed Certificates Trust Series Nasdaq 2000-15, CorTS Trust for AON Capital A, CorTS Trust for Allstate Financing, CorTS Trust for PECO Energy Capital Trust III, CorTS Trust for Safeco Capital Trust I, CorTS Trust for Fleet Capital Trust II, CorTS Trust for First Union Institutional Capital I, CorTS Trust for Provident Financing Trust , CorTS Trust II for Countrywide Capital I, Trust II for Ford Debentures, CorTS Trust II for IBM Debentures CorTS Trust II for Provident Financing Trust I, CorTS Trust II for BellSouth Debentures, CorTS Trust for Chrysler Debentures, CorTS Trust for First Union Capital I, CorTS Trust for Ford Debentures CorTS Trust for IBM Debentures, CorTS Trust III for First Union Institutional Capital II CorTS Trust III for IBM Debentures, CorTS AFC Capital Trust I, CorTS Trust for Worldcom Debentures, CorTS Trust II for First Union Capital I, CorTS Trust II for Chrysler Debentures, CorTS Trust II for Sherwin Williams, CorTS Trust for Great Western Financial, CorTS Trust II for Safeco Capital Trust I, CorTS Trust for Allstate Financing II, CorTS Trust for Fleet Capital Trust II, CorTS Trust for PECO Energy Capital Trust III, CorTS Trust for Provident Financing Trust I UnumProvident, Corporate-Backed Trust Securities, CorTS Trust II for Countrywide Capital I, CorTS US West Communications Debentures CorTS Trust II for Provident Financing Trust I UnumProvident, Corporate-Backed Trust Certificates CorTS Trust for Corning Notes, CoRTS Trust III for Provident Financing TIERS Principal-Protected Certificates Trust PXT 2000-11, CorTS Trust for BankAmerica Institutional Capital B TIERS Principal-Protected Asset Backed Certificates Trust Series S&P 2001-19, TIERS Principal Protected Asset Backed Certificates Series Nasdaq 2000-15, TIERS Principal Protected Asset Backed Certificate Trust Series Telecom 2000-13, TIERS Principal Protected Asset Backed Certificates Series Nasdaq 2001-8, TIERS Principal-Protected Asset Backed Certificates Trust Series S&P 2001-11

- No accountants report is required to be filed for these trusts.

(b) None (c) See item 14(a) (3) above

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Structured Products Corp., as depositor for the Trusts (the "Registrant")

By:

By: /s/ Timothy P. Beaulac Name: Timothy P. Beaulac Title: President

Date as of: December 31, 2001

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

3.     Report of Aston Bell & Associates concerning TIERS Corporate Bond-Backed Certificates Trust APA 1997-8

4.     Report of Aston Bell & Associates concerning TIERS TENS Certificates Trust LTR 1998-4

5.     Report of Aston Bell & Associates concerning TIERS Corporate Bond-Backed Certificates Trust MOT 1998-5

6.     Report of Aston Bell & Associates concerning TIERS Corporate Bond-Backed Certificates Trust C 1998-6

TIERS Corporate Bond-Backed Certificates
Trust IBM 1997-4

Financial Statement
For The Year Ended June 30, 2001

Together with Auditors’ Report

TIERS Corporate Bond-Backed Certificates Trust IBM 1997-4

EXHIBIT INDEX

Description	Page

Independent Auditors' Report Schedule of Cash Receipts and Disbursements for the year ended June 30, 2001 Notes to Financial Statement	3 4 5 - 6

Report of Independent Auditors

The Trustee of TIERS Corporate Bond-Backed Certificates Trust IBM 1997-4
We have audited the accompanying Schedule of Receipts and Disbursements (the “Schedule”) of TIERS Corporate Bond-Backed Certificates Trust IBM 1997-4 for the year ended June 30, 2001. This Schedule is the responsibility of TIERS Corporate Bond-Backed Certificates Trust IBM 1997-4 Trustees. Our responsibility is to express an opinion on this Schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Schedule is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the Schedule. An audit also includes assessing the accounting principles used and significant estimates made by the Trustees, as well as evaluating the overall Schedule presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 2, the financial statement presents receipts and disbursements of the TIERS Corporate Bond-Backed Certificates Trust IBM 1997-4 in accordance with the trust indenture and is not intended to be a presentation of financial statements in accordance with generally accepted accounting principles.

In our opinion, the Schedule referred to above presents fairly, in all material respects, the receipts and disbursements of the TIERS Corporate Bond-Backed Certificates Trust IBM 1997-4 for the year ended June 30, 2001 on the basis of accounting as described in Note 2.

New York, New York September 25, 2001

TIERS Corporate Bond-Backed Certificates Trust, Series IBM 1997-4 Schedule of Receipts and Disbursements For the year ended June 30, 2001

RECEIPTS

Interest on $100,000,000 p.a International Business Machines Corporation 7.125% Debentures due December 1, 2096	$ 7,125,000

Total Cash Receipts	$ 7,125,000

DISBURSEMENTS

Interest and Principal paid on TIERS Corporate Bond-Backed Certificates Trust IBM 1997-4	$ 7,125,000

Total Cash Disbursements	$ 7,125,000

The accompanying notes are an integral part of financial statements.

ASTON BELL & ASSOCIATES

TIERS CORPORATE BOND-BACKED CERTIFICATES TRUST IBM 1997-4
NOTES TO FINANCIAL STATEMENT

FOR THE YEAR ENDED JUNE 30, 2001

Note 1

TIERS Corporate Bond-Backed Certificates Trust IBM 1997-4 (the “Trust”) was formed pursuant to the Trust Agreement dated as of June 16, 1997 (the “Closing Date”), between Structured Products Corp., as depositor, and First Trust of New York, National Association, as trustee, as supplemented by the Series IBM 1997-4 Supplement dated as of June 16, 1997. The Trust Agreement was qualified as an indenture under the Trust Indenture Act of 1939, as amended.

Securities of the Trust are Certificates, each of which represents a fractional undivided beneficial interest in the Trust; these securities were issued pursuant to the Trust Agreement and consisted of two classes: the ZTF Class Certificates and the Amortizing Class Certificates. In addition, the Term Assets are the sole assets of the Trust from which Certificateholders will receive any distributions.

Note 2

The financial statement presents receipts and disbursements of the TIERS Corporate Bond-Backed Certificates Trust IBM 1997-4 in accordance with the trust indenture and is not intended to be a presentation of financial statements in accordance with generally accepted accounting principles. Certain financial statement items are defined in the trust indenture as follows:

Term Assets -	The Term Assets consist of $100,000,000 aggregate principal amount of 7 1/8% International Business Machines Corporation Debentures due December 1, 2096, having the characteristics described in a prospectus dated December 3, 1996 and a supplement thereto dated December 3, 1996. The Term Assets were issued and sold as part of an underwritten public offering of $850,000,000 aggregate principal amount of such securities.

TIERS CORPORATE BOND-BACKED CERTIFICATES TRUST IBM 1997-4
NOTES TO FINANCIAL STATEMENT

FOR THE YEAR ENDED JUNE 30, 2001

Note 2 - Continued

ZTF Class Certificates -	The ZTF Class Certificates consist of $100,000,000 aggregate Certificate Principal Balance. Subject to the occurrence of a Maturity Shortening Redemption or an Optional Redemption, no cash distributions will be made on the ZTF Class Certificates. Instead, the ZTF Class Certificates outstanding on June 1, 2017 will be terminated and deemed involuntarily surrendered by the holders thereof in exchange for a principal amount of the Term Assets underlying such ZTF Class Certificates equal to the aggregate Certificate Principal Balance of such ZTF Class Certificates.

Amortizing Class Certificates -	The Amortizing Class Certificates consist of $74,054,000 aggregate initial Certificate Principal Balance. Distributions on the Amortizing Class Certificates will consist of semiannual Fixed Payments payable on each Distribution Date up to and including June 1, 2017.

TIERS Corporate Bond-Backed Certificates
Trust BLS 1997-6

Financial Statement
For The Year Ended June 30, 2001

Together with Auditors’ Report

TIERS Corporate Bond-Backed Certificates Trust BLS 1997-6

Description	Page

Independent Auditors' Report Schedule of Cash Receipts and Disbursements for the year ended June 30, 2001 Notes to Financial Statement	3 4 5 - 6

Report of Independent Auditors

The Trustee of TIERS Corporate Bond-Backed Certificates Trust IBM 1997-4
We have audited the accompanying Schedule of Receipts and Disbursements (the “Schedule”) of TIERS Corporate Bond-Backed Certificates Trust BLS 1997-6 for the year ended June 30, 2001. This Schedule is the responsibility of TIERS Corporate Bond-Backed Certificates Trust BLS 1997-6 Trustees. Our responsibility is to express an opinion on this Schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Schedule is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the Schedule. An audit also includes assessing the accounting principles used and significant estimates made by the Trustees, as well as evaluating the overall Schedule presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 2, the financial statement presents receipts and disbursements of the TIERS Corporate Bond-Backed Certificates Trust BLS 1997-6 in accordance with the trust indenture and is not intended to be a presentation of financial statements in accordance with generally accepted accounting principles.

In our opinion, the Schedule referred to above presents fairly, in all material respects, the receipts and disbursements of the TIERS Corporate Bond-Backed Certificates Trust BLS 1997-6 for the year ended June 30, 2001 on the basis of accounting as described in Note 2.

New York, New York September 25, 2001

TIERS Corporate Bond-Backed Certificates Trust, Series BLS 1997-6 Schedule of Receipts and Disbursements For the year ended June 30, 2001

RECEIPTS

Interest on $6,603,000 p.a. Bell South Communications Inc. 7 1/2% Debentures due June 15, 2033	$ 495,226

Total Cash Receipts	$ 495,226

DISBURSEMENTS

Interest and Principal paid on TIERS Corporate Bond-Backed Certificates Trust BLS 1997-6	$ 495,226

Total Cash Disbursements	$ 495,226

The accompanying notes are an integral part of financial statements.

ASTON BELL & ASSOCIATES

TIERS CORPORATE BOND-BACKED CERTIFICATES TRUST BLS 1997-6
NOTES TO FINANCIAL STATEMENT

FOR THE YEAR ENDED JUNE 30, 2001

Note 1

TIERS Corporate Bond-Backed Certificates Trust BLS 1997-6 (the “Trust”) was formed pursuant to the Trust Agreement dated as of July 17, 1997 (the “Closing Date”), between Structured Products Corp., as depositor, and First Trust of New York, National Association, as trustee, as supplemented by the Series BLS 1997-6 Supplement dated as of July 17, 1997. The Trust Agreement was qualified as an indenture under the Trust Indenture Act of 1939, as amended.

Securities of the Trust are Certificates, each of which represents a fractional undivided beneficial interest in the Trust; these securities were issued pursuant to the Trust Agreement and consisted of two classes: the ZTF Class Certificates and the Amortizing Class Certificates. In addition, the Term Assets are the sole assets of the Trust from which Certificateholders will receive any distributions.

Note 2

The financial statement presents receipts and disbursements of the TIERS Corporate Bond-Backed Certificates Trust BLS 1997-6 in accordance with the trust indenture and is not intended to be a presentation of financial statements in accordance with generally accepted accounting principles. Certain financial statement items are defined in the trust indenture as follows:

Term Assets -	The Term Assets consist of $25,000,000 aggregate principal amount of BellSouth Telecommunications, Inc. Forty Year 7 1/2% Debentures, due June 15, 2033, having the characteristics described in a prospectus dated June 8, 1993 and a supplement thereto dated May 17, 1993. The Term Assets were issued and sold as part of an underwritten public offering of $300,000,000 aggregate principal amount of such securities.

TIERS CORPORATE BOND-BACKED CERTIFICATES TRUST BLS 1997-6
NOTES TO FINANCIAL STATEMENT

FOR THE YEAR ENDED JUNE 30, 2001

Note 2 - Continued

ZTF Class Certificates -	The ZTF Class Certificates consist of $25,000,000 aggregate Certificate Principal Balance. Subject to the redemption of the Term Assets by the Term Assets Issuer on June 15, 2003, as described below, no cash distributions will be made on the ZTF Class Certificates. Instead, the ZTF Class Certificates outstanding on June 15, 2003 will be terminated and deemed involuntarily surrendered by the holders thereof in exchange for a principal amount of the Term Assets underlying such ZTF Class Certificates equal to the aggregate Certificate Principal Balance of such ZTF Class Certificates.

Amortizing Class Certificates -	The Amortizing Class Certificates consist of $9,180,000 aggregate initial Certificate Principal Balance. Distributions on the Amortizing Class Certificates will consist of semiannual Fixed Payments payable on each Distribution Date up to and including June 15, 2003.

TIERS Corporate Bond-Backed Certificates
Trust APA 1997-8

Financial Statement
For The Year Ended June 30, 2001

Together with Auditors’ Report

TIERS Corporate Bond-Backed Certificates Trust APA 1997-8

Description	Page

Independent Auditors' Report Schedule of Cash Receipts and Disbursements for the year ended June 30, 2001 Notes to Financial Statement	3 4 5 - 6

Report of Independent Auditors

The Trustee of TIERS Corporate Bond-Backed Certificates Trust APA 1997-8
We have audited the accompanying Schedule of Receipts and Disbursements (the “Schedule”) of TIERS Corporate Bond-Backed Certificates Trust APA 1997-8 for the year ended June 30, 2001. This Schedule is the responsibility of TIERS Corporate Bond-Backed Certificates Trust APA 1997-8 Trustees. Our responsibility is to express an opinion on this Schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Schedule is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the Schedule. An audit also includes assessing the accounting principles used and significant estimates made by the Trustees, as well as evaluating the overall Schedule presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 2, the financial statement presents receipts and disbursements of the TIERS Corporate Bond-Backed Certificates Trust APA 1997-8 in accordance with the trust indenture and is not intended to be a presentation of financial statements in accordance with generally accepted accounting principles.

In our opinion, the Schedule referred to above presents fairly, in all material respects, the receipts and disbursements of the TIERS Corporate Bond-Backed Certificates Trust APA 1997-8 for the year ended June 30, 2001 on the basis of accounting as described in Note 2.

New York, New York September 30, 2001

TIERS Bond-Backed Certificates Trust, Series APA 1997-8 Schedule of Receipts and Disbursements For the year ended June 30, 2001

RECEIPTS

Interest on $32,288,000 p.a.$ Apache Corporation 7.375% Debentures due August 15, 2047	$ 2,381,240

Total Cash Receipts	$ 2,381,240

DISBURSEMENTS

Interest paid on TIERS Corporate Bond-Backed Certificates Trust APA 1997-8	$ 1,680,547

Principal paid on TIERS Corporate Bond-Backed Certificates Trust APA 1997-8	$ 700,693

Total Cash Disbursements	$ 2,381,240

The accompanying notes are an integral part of financial statements.

ASTON BELL & ASSOCIATES

TIERS CORPORATE BOND-BACKED CERTIFICATES TRUST APA 1997-8
NOTES TO FINANCIAL STATEMENT

FOR THE YEAR ENDED JUNE 30, 2001

Note 1

TIERS Corporate Bond-Backed Certificates Trust APA 1997-8 (the “Trust”) was formed pursuant to the Trust Agreement dated as of September 15, 1997 (the “Closing Date”), between Structured Products Corp., as depositor, and First Trust of New York, National Association, as trustee, as supplemented by the Series APA 1997-8 Supplement dated as of September 15, 1997. The Trust Agreement was qualified as an indenture under the Trust Indenture Act of 1939, as amended.

Securities of the Trust are Certificates, each of which represents a fractional undivided beneficial interest in the Trust; these securities were issued pursuant to the Trust Agreement and consisted of two classes: the ZTF Class Certificates and the Amortizing Class Certificates. In addition, the Term Assets are the sole assets of the Trust from which Certificateholders will receive any distributions.

Note 2

The financial statement presents receipts and disbursements of the TIERS Corporate Bond-Backed Certificates Trust APA 1997-8 in accordance with the trust indenture and is not intended to be a presentation of financial statements in accordance with generally accepted accounting principles. Certain financial statement items are defined in the trust indenture as follows:

Term Assets -	The Term Assets consist of $75,000,000 aggregate principal amount of Apache Corporation Fifty Year 7.375% Debentures, due August 15, 2047, having the characteristics described in a prospectus dated June 13, 1997 and a supplement thereto dated September 11, 1997. The Term Assets were issued and sold as part of an underwritten public offering of $150,000,000 aggregate principal amount of such securities.

TIERS CORPORATE BOND-BACKED CERTIFICATES TRUST APA 1997-8
NOTES TO FINANCIAL STATEMENT

FOR THE YEAR ENDED JUNE 30, 2001

Note 2 - Continued

ZTF Class Certificates -	The ZTF Class Certificates consist of $75,000,000 aggregate Certificate Principal Balance. Except in the case of a Maturity Shortening Redemption, no cash distributions will be made on the ZTF Class Certificates. Instead, the ZTF Class Certificates outstanding on August 15, 2017 will be terminated and deemed involuntarily surrendered by the holders thereof in exchange for a principal amount of the Term Assets underlying such ZTF Class Certificates equal to the aggregate Certificate Principal Balance of such ZTF Class Certificates.

Amortizing Class Certificates -	The Amortizing Class Certificates consist of $58,072,000 aggregate initial Certificate Principal Balance. Distributions on the Amortizing Class Certificates will consist of semiannual Fixed Payments payable on each Distribution Date up to and including August 15, 2017.

TIERS Tens Certificates Trust LTR 1998-4

Financial Statement
For The Year Ended June 30, 2001

Together with Auditors’ Report

TIERS Tens Certificates Trust LTR 1998-4

Description	Page

Independent Auditors' Report Schedule of Cash Receipts and Disbursements for the year ended June 30, 2001 Notes to Financial Statement	3 4 5 - 6

Report of Independent Auditors

The Trustee of TIERS Tens Certificates Trust LTR 1998-4
We have audited the accompanying Schedule of Receipts and Disbursements (the “Schedule”) of TIERS Tens Certificates Trust LTR 1998-4 for the year ended June 30, 2001. This Schedule is the responsibility of TIERS Tens Certificates Trust LTR 1998-4 Trustees. Our responsibility is to express an opinion on this Schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Schedule is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the Schedule. An audit also includes assessing the accounting principles used and significant estimates made by the Trustees, as well as evaluating the overall Schedule presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 2, the financial statement presents receipts and disbursements of the TIERS Tens Certificates Trust LTR 1998-4 in accordance with the trust indenture and is not intended to be a presentation of financial statements in accordance with generally accepted accounting principles.

In our opinion, the Schedule referred to above presents fairly, in all material respects, the receipts and disbursements of the TIERS Tens Certificates Trust LTR 1998-4 for the year ended June 30, 2001 on the basis of accounting as described in Note 2.

New York, New York September 25, 2001

TIERS Ten Certificates Trust LTR 1998-4 Schedule of Receipts and Disbursements For the year ended June 30, 2001

RECEIPTS

Interest on $10,000,000 p.a. Loews Corporation 7% Senior Notes due October 15, 2023	$ 700,000

Total Cash Receipts	$ 700,000

DISBURSEMENTS

Interest paid on TIERS Corporate Bond-Backed Certificates Trust LTR 1998-4	$ 700,000

Total Cash Disbursements	$ 700,000

The accompanying notes are an integral part of financial statements.

ASTON BELL & ASSOCIATES

TIERS TEN CERTIFICATES TRUST LTR 1998-4
NOTES TO FINANCIAL STATEMENT

FOR THE YEAR ENDED JUNE 30, 2001

Note 1

TIERS Tens Certificates Trust LTR 1998-4 (the “Trust”) was formed pursuant to the Trust Agreement dated as of May 18, 1998 (the “Closing Date”), between Structured Products Corp., as depositor, and U.S. Bank Trust National Association, as trustee, as supplemented by the Series LTR 1998-4 Supplement dated as of May 18, 1998. The Trust Agreement was qualified as an indenture under the Trust Indenture Act of 1939, as amended.

Securities of the Trust are Certificates, each of which represents a fractional undivided beneficial interest in the Trust; these securities were issued pursuant to the Trust Agreement and consisted of one class: the Certificates. In addition, the Term Assets are the sole assets of the Trust from which Certificateholders will receive any distributions.

Note 2

The financial statement presents receipts and disbursements of the TIERS Tens Certificates Trust LTR 1998-4 in accordance with the trust indenture and is not intended to be a presentation of financial statements in accordance with generally accepted accounting principles. Certain financial statement items are defined in the trust indenture as follows:

Term Assets -	The Term Assets consist of $10,000,000 aggregate principal amount of 7%Senior Notes due October 15, 2023 issued by Loews Corporation (the “Term Assets Issuer”), having the characteristics described in a prospectus supplement dated May 18, 1998 and a prospectus dated June 13, 1997. (collectively, the “Term Assets Prospectus”).

Certificates -	The Certificates consist of $10,000,000 aggregate Principal Balance. Distributions on the Certificates will consist of semiannual Fixed payments payable on each Distribution Date up to and including October 15, 2023.

TIERS Corporate Bond-Backed Certificates
Trust MOT 1998-5

Financial Statement
For The Year Ended June 30, 2001

Together with Auditors’ Report

TIERS Corporate Bond-Backed Certificates Trust MOT 1998-5

Description	Page

Independent Auditors' Report Schedule of Cash Receipts and Disbursements for the year ended June 30, 2001 Notes to Financial Statement	3 4 5 - 6

Report of Independent Auditors

The Trustee of TIERS Corporate Bond-Backed Certificates Trust MOT 1998-5
We have audited the accompanying Schedule of Receipts and Disbursements (the “Schedule”) of TIERS Corporate Bond-Backed Certificates Trust MOT 1998-5 for the year ended June 30, 2001. This Schedule is the responsibility of TIERS Corporate Bond-Backed Certificates Trust MOT 1998-5 Trustees. Our responsibility is to express an opinion on this Schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Schedule is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the Schedule. An audit also includes assessing the accounting principles used and significant estimates made by the Trustees, as well as evaluating the overall Schedule presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 2, the financial statement presents receipts and disbursements of the TIERS Corporate Bond-Backed Certificates Trust MOT 1998-5 in accordance with the trust indenture and is not intended to be a presentation of financial statements in accordance with generally accepted accounting principles.

In our opinion, the Schedule referred to above presents fairly, in all material respects, the receipts and disbursements of the TIERS Corporate Bond-Backed Certificates Trust MOT 1998-5 for the year ended June 30, 2001 on the basis of accounting as described in Note 2.

New York, New York September 25, 2001

TIERS Corporate Bond-Backed Certificates Trust, Series MOT 1998-5 Schedule of Receipts and Disbursements For the year ended June 30, 2001

RECEIPTS

Interest on $74,616,000 p.a. Motorola, Inc. 5.22% Debentures due October 1, 2097	$ 3,894,955

Other	$ 4

Total Cash Receipts	$ 3,894,959

DISBURSEMENTS

Interest and Principal paid on TIERS Corporate Bond-Backed Certificates Trust MOT 1998-5	$ 3,894,959

Total Cash Disbursements	$ 3,894,959

The accompanying notes are an integral part of financial statements.

ASTON BELL & ASSOCIATES

TIERS CORPORATE BOND-BACKED CERTIFICATES TRUST MOT 1998-5
NOTES TO FINANCIAL STATEMENT

FOR THE YEAR ENDED JUNE 30, 2001

Note 1

TIERS Corporate Bond-Backed Certificates Trust MOT 1998-5 (the “Trust”) was formed pursuant to the Trust Agreement dated as of May 19, 1998 (the “Closing Date”), between Structured Products Corp., as depositor, and U.S. Bank Trust National Association, as trustee, as supplemented by the Series MOT 1998-5 Supplement dated as of May 19, 1998. The Trust Agreement was qualified as an indenture under the Trust Indenture Act of 1939, as amended.

Securities of the Trust are Certificates, each of which represents a fractional undivided beneficial interest in the Trust; these securities were issued pursuant to the Trust Agreement and consisted of two classes: the ZTF Class Certificates and the Amortizing Class Certificates. In addition, the Term Assets are the sole assets of the Trust from which Certificateholders will receive any distributions.

Note 2

The financial statement presents receipts and disbursements of the TIERS Corporate Bond-Backed Certificates Trust MOT 1998-5 in accordance with the trust indenture and is not intended to be a presentation of financial statements in accordance with generally accepted accounting principles. Certain financial statement items are defined in the trust indenture as follows:

Term Assets -	The Term Assets consist of $60,000,000 aggregate principal amount of Motorola, Inc. 5.22% Debentures, due October 1, 2097, having the characteristics described in a prospectus dated June 13, 1997 and a prospectus supplement thereto dated May 19, 1998. The Term Assets were issued and sold as part of an underwritten public offering of $300,000,000 aggregate principal amount of such securities.

TIERS CORPORATE BOND-BACKED CERTIFICATES TRUST MOT 1998-5
NOTES TO FINANCIAL STATEMENT

FOR THE YEAR ENDED JUNE 30, 2001

Note 2 - Continued

ZTF Class Certificates -	The ZTF Class Certificates consist of $60,000,000 aggregate Certificate Principal Balance. Except in the case of a Special Event Redemption, no cash distributions will be made on the ZTF Class Certificates. Instead, the ZTF Class Certificates outstanding on April 1, 2018 will be terminated and deemed involuntarily surrendered by the holders thereof in exchange for a principal amount of the Term Assets underlying such ZTF Class Certificates equal to the aggregate Certificate Principal Balance of such ZTF Class Certificates.

Amortizing Class Certificates -	The Amortizing Class Certificates consist of $34,778,000 aggregate initial Certificate Principal Balance. Distributions on the Amortizing Class Certificates will consist of semiannual Fixed Payments payable on each Distribution Date up to and including April 1, 2018.

TIERS Corporate Bond-Backed Certificates
Trust C 1998-6

Financial Statement

For The Year Ended June 30, 2001

Together with Auditors’ Report

TIERS Corporate Bond-Backed Certificates Trust C 1998-6

Description	Page

Independent Auditors' Report Schedule of Cash Receipts and Disbursements for the year ended June 30, 2001 Notes to Financial Statement	3 4 5 - 6

Report of Independent Auditors

The Trustee of TIERS Corporate Bond-Backed Certificates Trust C 1998-6
We have audited the accompanying Schedule of Receipts and Disbursements (the “Schedule”) of TIERS Corporate Bond-Backed Certificates Trust C 1998-6 for the year ended June 30, 2001. This Schedule is the responsibility of TIERS Corporate Bond-Backed Certificates Trust C 1998-6 Trustees. Our responsibility is to express an opinion on this Schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Schedule is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the Schedule. An audit also includes assessing the accounting principles used and significant estimates made by the Trustees, as well as evaluating the overall Schedule presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 2, the financial statement presents receipts and disbursements of the TIERS Corporate Bond-Backed Certificates Trust C 1998-6 in accordance with the trust indenture and is not intended to be a presentation of financial statements in accordance with generally accepted accounting principles.

In our opinion, the Schedule referred to above presents fairly, in all material respects, the receipts and disbursements of the TIERS Corporate Bond-Backed Certificates Trust C 1998-6 for the year ended June 30, 2001 on the basis of accounting as described in Note 2.

New York, New York September 30, 2001

TIERS Corporate Bond-Backed Certificates Trust, Series C 1998-6 Schedule of Receipts and Disbursements For the year ended June 30, 2001

RECEIPTS

Interest on $50,000,000 p.a 3,700,000 Chrysler Corporation 7.40% Debentures due August 1, 2097	$ 3,700,000

Total Cash Receipts	$ 3,700,000

DISBURSEMENTS

Interest paid on TIERS Corporate Bond-Backed Certificates Trust, Series C 1998-6	$ 2,568,576

Principal paid on TIERS Corporate Bond-Backed Certificates Trust, Series C 1998-6	$ 1,131,424

>
Total Cash Disbursements	$ 3,700,000

The accompanying notes are an integral part of financial statements.

ASTON BELL & ASSOCIATES

TIERS CORPORATE BOND-BACKED CERTIFICATES TRUST C 1998-6
NOTES TO FINANCIAL STATEMENT

FOR THE YEAR ENDED JUNE 30, 2001

Note 1

TIERS Corporate Bond-Backed Certificates Trust C 1998-6 (the “Trust”) was formed pursuant to the Trust Agreement dated as of May 21, 1998 (the “Closing Date”), between Structured Products Corp., as depositor, and U.S. Bank Trust National Association, as trustee, as supplemented by the Series C 1998-6 Supplement dated as of May 21, 1998. The Trust Agreement was qualified as an indenture under the Trust Indenture Act of 1939, as amended.

Securities of the Trust are Certificates, each of which represents a fractional undivided beneficial interest in the Trust; these securities were issued pursuant to the Trust Agreement and consisted of two classes: the ZTF Class Certificates and the Amortizing Class Certificates. In addition, the Term Assets are the sole assets of the Trust from which Certificateholders will receive any distributions.

Note 2

The financial statement presents receipts and disbursements of the TIERS Corporate Bond-Backed Certificates Trust C 1998-6 in accordance with the trust indenture and is not intended to be a presentation of financial statements in accordance with generally accepted accounting principles. Certain financial statement items are defined in the trust indenture as follows:

Term Assets -	The Term Assets consist of $50,000,000 aggregate principal amount of Chrysler Corporation 7.40% Debentures, due 2097, having the characteristics described in a prospectus dated February 19, 1997 and a supplement thereto dated July 15, 1997. The Term Assets were issued and sold as part of an underwritten public offering of$500,000,000 aggregate principal amount of such securities.

TIERS CORPORATE BOND-BACKED CERTIFICATES TRUST C 1998-6
NOTES TO FINANCIAL STATEMENT

FOR THE YEAR ENDED JUNE 30, 2001

Note 2 - Continued

ZTF Class Certificates -	The ZTF Class Certificates consist of $50,000,000 aggregate Certificate Principal Balance. Except in the case of a Special Event Redemption,no cash distributions will be made on the ZTF Class Certificates. Instead, the ZTF Class Certificates outstanding on August 1, 2018 will be terminated and deemed involuntarily surrendered by the holders thereof in exchange for a principal amount of the Term Assets underlying such ZTF Class Certificates equal to the aggregate Certificate Principal Balance of such ZTF Class Certificates.

Amortizing Class Certificates -	The Amortizing Class Certificates consist of $41,250,000 aggregate initial Certificate Principal Balance. Distributions on the Amortizing Class Certificates will consist of semiannual Fixed Payments payable on each Distribution Date up to and including August 1, 2018.