Form 10-K/A
period 2001-12-31
STRUCTURED PRODUCTS CORP
filed 2002-08-15
CIK 894356

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

        Registrant’s telephone number including area code (212)723-9654.

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

Introductory Note

Structured Products Corp. (the “Depositor”) is the Depositor under the Base Trust Agreements as supplemented by the Series Supplements listed below by and between the Depositor and The Bank of New York Trust Company (Cayman) Limited, as Trustee (the “Trustee”), providing for the issuance of the TIERS Certificates listed below (the “Certificates”) and is the Depositor for the Certificates (the “Registrant”). The Certificates do not represent obligations of or interests in the Depositor or the Trustee. Pursuant to staff administrative positions established in various no-action letters, see e.g. Corporate Asset Backed Corporation (available August 9, 1995); Lehman Structured Assets, Inc. (available December 8, 1994), the Depositor is not required to respond to various items of Form 10-K/A. Such items are designated herein as “Not applicable.” This Form 10K/A supplements the Form 10K filed by the Registrant on May 1, 2002 to list two additional trusts.

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

2

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

3

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

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Structured Products Corp., as Depositor for the Trusts By: /s/ Matthew R. Mayers Name: Matthew R. Mayers Authorized Signatory

Dated as of: August 8, 2002