Form 10-K
period 2002-12-31
STRUCTURED PRODUCTS CORP
filed 2003-03-31
CIK 894356

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002	Commission File Number: 33-55860/33-357357/33-389080

STRUCTURED PRODUCTS CORP.,

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3692801 (I.R.S. Employer Identification No.)

388 Greenwich Street
New York, New York 10013
(Address of principal executive offices) (zip code)

Registrant's telephone number including area code:

212-816-7496

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

TIERS Corporate Bond-Backed Certificates, Series IBM 1997-4, Amortizing Class Certificates	New York Stock Exchange

TIERS Corporate Bond-Backed Certificates, Series BLS 1997-6, Amortizing Class Certificates	New York Stock Exchange

TIERS Corporate Bond-Backed Certificates, Series APA 1997-8, Amortizing Class Certificates	New York Stock Exchange

TIERS Tens Certificates, Series LTR 1998-4	New York Stock Exchange

TIERS Corporate Bond-Backed Certificates, Series MOT 1998-5, Amortizing Class Certificates	New York Stock Exchange

TIERS Corporate Bond-Backed Certificates, Series C 1998-6, Amortizing Class Certificates	New York Stock Exchange

CorTS Trust For J.C. Penney Debentures, Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust For BellSouth Debentures, Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust For Xerox Capital Trust I, Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust For Southern Company Capital Trust I, Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust For Countrywide Capital I, Corporate-Backed Trust Securities	New York Stock Exchange

TIERS Callable Principal-Protected Asset Backed Trust Certificates, Series S&P 1999-2	American Stock Exchange

TIERS Principal-Protected Trust Certificates, Series Nasdaq 2000-3	American Stock Exchange

TIERS Principal-Protected Trust Certificates, Series Telecom 2000-7	American Stock Exchange

TIERS Principal-Protected Trust Certificates, Series PXT 2000-11	New York Stock Exchange

TIERS Principal-Protected Trust Certificates, Series Semiconductor 2000-14	American Stock Exchange

TIERS Principal-Protected Trust Certificates, Series Telecom 2000-13	American Stock Exchange

Credit-Enhanced CorTS Trust For Aon Capital A, Credit-Enhanced Corporate-Backed Trust Securities	New York Stock Exchange

TIERS Principal-Protected Trust Certificates, Series Nasdaq 2000-15	American Stock Exchange

CorTS Trust For Allstate Financing II, Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust For PECO Energy Capital Trust III, Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust For SAFECO Capital Trust I, Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust For Fleet Capital Trust II, Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust For First Union Institutional Capital I, Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust For Provident Financing Trust I, UnumProvident Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust II For Countrywide Capital I, Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust For Ford Debentures, Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust For IBM Debentures, Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust II For Provident Financing Trust I, UnumProvident Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust II For BellSouth Debentures, Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust For Chrysler Debentures, Daimler Chrysler Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust II For IBM Debentures, Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust For BellSouth Capital Funding Debentures, Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust For Sherwin-Williams Debentures, Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust For U S West Communications Debentures, Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust II For First Union Capital I, Corporate-Backed Trust Securities Class A Certificates	New York Stock Exchange

CorTS Trust For Worldcom Notes, Worldcom, Inc. Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust II For Chrysler Debentures, DaimlerChrysler Corporate-Backed Trust Securities	New York Stock Exchange

TIERS Principal-Protected Trust Certificates, Series Nasdaq 2001-8	American Stock Exchange

CorTS Trust For AFC Capital Trust I, Allmerica Corporate-Backed Trust Securities Class A Certificates	New York Stock Exchange

CorTS Trust III For First Union Institutional Capital II, Corporate-Backed Trust Securities Class A Certificates	New York Stock Exchange

CorTS Trust III For Provident Financing Trust I, UnumProvident Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust III For IBM Debentures, Corporate-Backed Trust Securities	New York Stock Exchange

TIERS Principal-Protected Trust Certificates, Series S&P 2001-11	American Stock Exchange

TIERS Principal-Protected Trust Certificates, Series FFH 2001-12	New York Stock Exchange

CorTS Trust II For SAFECO Capital Trust I, Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust For Great Western Financial II, Washington Mutual Corporate-Backed Trust Securities Class A Certificates	New York Stock Exchange

CorTS Trust II For Sherwin-Williams Debentures, Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust II For Aon Capital A, Corporate-Backed Trust Securities Class A Certificates	New York Stock Exchange

CorTS Trust For Corning Notes, Corporate-Backed Trust Securities Class A Certificates	New York Stock Exchange

TIERS Principal-Protected Trust Certificates, Series Power 2001-13	American Stock Exchange

TIERS Principal-Protected Trust Certificates, Series S&P 2001-19	American Stock Exchange

CorTS Trust For BankAmerica Institutional Capital B, Bank of America Corporate-Backed Trust Securities Class A Certificates	New York Stock Exchange

TIERS Principal-Protected Trust Certificates, Series DJIA 2001-26	American Stock Exchange

TIERS Principal-Protected Trust Certificates, Series S&P 2002-1	American Stock Exchange

CorTS Trust III For Sherwin-Williams Debentures, Corporate-Backed Trust Securities Class A Certificates	New York Stock Exchange

CorTS Trust III For SAFECO Capital Trust I, Corporate-Backed Trust Securities	New York Stock Exchange

TIERS Principal-Protected Trust Certificates, Series DJIA 2002-5	American Stock Exchange

CorTS Trust For SunAmerica Debentures, Corporate-Backed Trust Securities Class A Certificates	New York Stock Exchange

CorTS Trust For Bristol-Myers Squibb Debentures, Corporate-Backed Trust Securities Class A Certificates	New York Stock Exchange

CorTS Trust For W.R. Berkley Capital Trust, Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust III For Aon Capital A, Corporate-Backed Trust Securities Class A Certificates	New York Stock Exchange

CorTS Trust For Walt Disney Notes, Corporate-Backed Trust Securities Class A Certificates	New York Stock Exchange

CorTS Trust For Verizon Global Funding Notes, Corporate-Backed Trust Securities Class A Certificates	New York Stock Exchange

CorTS Trust IV For IBM Debentures, Corporate-Backed Trust Securities Class A Certificates	New York Stock Exchange

CorTS Trust For Unum Notes, UNUMProvident Corporate-Backed Trust Certificates	New York Stock Exchange

TIERS Principal-Protected Minimum Return Trust Certificates, Series Nasdaq 2002-6	American Stock Exchange

TIERS Principal-Protected Minimum Return Trust Certificates, Series S&P 2002-9	American Stock Exchange

TIERS Principal-Protected Minimum Return Trust Certificates, Series S&P MidCap 2002-12	American Stock Exchange

TIERS Principal-Protected Minimum Return Trust Certificates, Series S&P 2002-19	American Stock Exchange

CorTS Trust IV For SAFECO Capital Trust I, Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust For GE Global Insurance Notes, Corporate-Backed Trust Securities Class A Certificates	New York Stock Exchange

CorTS Trust For General Electric Capital Corporation Notes, Corporate-Backed Trust Securities Class A Certificates	New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of the date of this report, all of the common stock of the Registrant is held by Salomon Brothers Holding Company Inc.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes                   No

Introductory Note

Structured Products Corp. (the “Depositor”) is the depositor under the Base Trust Agreements as supplemented by the Series Supplements listed below by and between the Depositor and (except as noted below) U.S. Bank Trust National Association, formerly First Trust of New York, National Association, as Trustee (the “Trustee”), providing for the issuance of the Certificates listed below (the “Certificates”) and is the depositor for the Certificates (the “Registrant”). The Certificates do not represent obligations of or interests in the Depositor or the Trustee. Pursuant to staff administrative positions established in various no-action letters, see, e.g. Corporate Asset Backed Corporation (“CABCO”) (available August 9, 1995); Lehman Structured Assets, Inc. (available December 8, 1994), the Depositor is not required to respond to various items of Form 10-K. Such items are designated herein as “Not Applicable.”

Governing Documents	Certificates issued thereunder

Base Trust Agreement and Series IBM 1997-4 Supplement dated as of June 16, 1997	TIERS Corporate Bond-Backed Certificates, Series IBM 1997-4, Amortizing Class Certificates

Base Trust Agreement and Series BLS 1997-6 Supplement dated as of July 7, 1997	TIERS Corporate Bond-Backed Certificates, Series BLS 1997-6, Amortizing Class Certificates

Base Trust Agreement and Series APA 1997-8 Supplement dated as of September 15, 1997	TIERS Corporate Bond-Backed Certificates, Series APA 1997-8, Amortizing Class Certificates

Base Trust Agreement and Series LTR 1998-4 Supplement dated as of May 18, 1998	TIERS Tens Certificates, Series LTR 1998-4

Base Trust Agreement and Series MOT 1998-5 Supplement dated as of May 19, 1998	TIERS Corporate Bond-Backed Certificates, Series MOT 1998-5, Amortizing Class Certificates

Base Trust Agreement and Series C 1998-6 Supplement dated as of May 21, 1998	TIERS Corporate Bond-Backed Certificates, Series C 1998-6, Amortizing Class Certificates

Base Trust Agreement dated May 21, 1999 and CorTS Supplement dated May 21, 1999	CorTS Trust For J.C. Penney Debentures, Corporate-Backed Trust Securities

Base Trust Agreement dated May 21, 1999 and CorTS Supplement 1999-2 dated June 10, 1999	CorTS Trust For BellSouth Debentures, Corporate-Backed Trust Securities

Base Trust Agreement dated May 21, 1999 and CorTS Supplement 1999-3 dated October 20, 1999	CorTS Trust For Xerox Capital Trust I, Corporate-Backed Trust Securities

Base Trust Agreement dated May 21, 1999 and CorTS Supplement 1999-4 dated October 28, 1999	CorTS Trust For Southern Company Capital Trust I, Corporate-Backed Trust Securities

Base Trust Agreement dated May 21, 1999 and CorTS Supplement 1999-5 dated November 16, 1999	CorTS Trust For Countrywide Capital I, Corporate-Backed Trust Securities

Base Corporate Trust Agreement dated December 9, 1999 and TIERS Callable Asset Backed Supplement Series S&P 1999-2 dated December 9, 1999 (with respect to which Base Trust Agreement and Series Supplement The Bank of New York Trust Company (Cayman) Limited is the trustee)

TIERS Principal-Protected Trust Certificates, Series S&P 1999-2

Base Corporate Trust Agreement dated April 6, 2000 and TIERS Asset Backed Supplement Series Nasdaq 2000-3 dated April 12, 2000 (with respect to which Base Trust Agreement and Series Supplement The Bank of New York Trust Company (Cayman) Limited is the trustee)

TIERS Principal-Protected Trust Certificates, Series Nasdaq 2000-3

Base Corporate Trust Agreement dated July 31, 2000 and TIERS Asset Backed Supplement Series Telecom 2000-7 dated July 31, 2000	TIERS Principal-Protected Trust Certificates, Series Telecom 2000-7

TIERS 2000-11 Base Trust Agreement and TIERS 2000-11 Series Supplement dated September 20, 2000	TIERS Principal-Protected Trust Certificates, Series PXT 2000-11

TIERS 2000-14 Base Trust Agreement and TIERS 2000-14 Series Supplement dated November 22, 2000	TIERS Principal-Protected Trust Certificates, Series Semiconductor 2000-14

TIERS 2000-13 Base Trust Agreement and TIERS 2000-13 Series Supplement dated November 29, 2000	TIERS Principal-Protected Trust Certificates, Series Telecom 2000-13

Base Trust Agreement dated December 15, 2000 and CorTS Supplement dated December 15, 2000	Credit-Enhanced CorTS Trust For Aon Capital A, Credit-Enhanced Corporate-Backed Trust Securities

TIERS 2000-15 Base Trust Agreement and TIERS 2000-15 Series Supplement dated December 21, 2000	TIERS Principal-Protected Trust Certificates, Series Nasdaq 2000-15

Base Trust Agreement dated December 15, 2000 and CorTS Supplement dated December 22, 2000	CorTS Trust For Allstate Financing II, Corporate-Backed Trust Securities

Base Trust Agreement dated December 15, 2000 and CorTS Supplement dated January 19, 2001	CorTS Trust For PECO Energy Capital Trust III, Corporate-Backed Trust Securities

Base Trust Agreement dated December 15, 2000 and CorTS Supplement dated January 23, 2001	CorTS Trust For SAFECO Capital Trust I, Corporate-Backed Trust Securities

Base Trust Agreement dated December 15, 2000 and CorTS Supplement dated January 23, 2001	CorTS Trust For Fleet Capital Trust II, Corporate-Backed Trust Securities

Base Trust Agreement dated December 15, 2000 and CorTS Supplement dated January 30, 2001	CorTS Trust For First Union Institutional Capital I, Corporate-Backed Trust Securities

Base Trust Agreement dated December 15, 2000 and CorTS Supplement dated February 7, 2001	CorTS Trust For Provident Financing Trust I, UnumProvident Corporate-Backed Trust Securities

Base Trust Agreement dated December 15, 2000 and CorTS Supplement dated February 14, 2001	CorTS Trust II For Countrywide Capital I, Corporate-Backed Trust Securities

Base Trust Agreement dated December 15, 2000 and CorTS Supplement dated February 28, 2001	CorTS Trust For Ford Debentures, Corporate-Backed Trust Securities

Base Trust Agreement dated December 15, 2000 and CorTS Supplement dated February 28, 2001	CorTS Trust For IBM Debentures, Corporate-Backed Trust Securities

Base Trust Agreement dated December 15, 2000 and CorTS Supplement dated March 21, 2001	CorTS Trust II For Provident Financing Trust I, UnumProvident Corporate-Backed Trust Securities

Base Trust Agreement dated December 15, 2000 and CorTS Supplement dated March 23, 2001	CorTS Trust II For BellSouth Debentures, Corporate-Backed Trust Securities

Base Trust Agreement dated December 15, 2000 and CorTS Supplement dated March 30, 2001	CorTS Trust For Chrysler Debentures, Daimler Chrysler Corporate-Backed Trust Securities

Base Trust Agreement dated December 15, 2000 and CorTS Supplement dated March 30, 2001	CorTS Trust II For IBM Debentures, Corporate-Backed Trust Securities

Base Trust Agreement dated December 15, 2000 and CorTS Supplement dated April 6, 2001	CorTS Trust For BellSouth Capital Funding Debentures, Corporate-Backed Trust Securities

Base Trust Agreement dated December 15, 2000 and CorTS Supplement dated April 10, 2001	CorTS Trust For Sherwin-Williams Debentures, Corporate-Backed Trust Securities

Base Trust Agreement dated December 15, 2000 and CorTS Supplement dated April 10, 2001	CorTS Trust For U S West Communications Debentures, Corporate-Backed Trust Securities

Base Trust Agreement dated December 15, 2000 and CorTS Supplement dated April 12, 2001	CorTS Trust II For First Union Capital I, Corporate-Backed Trust Securities Class A Certificates

Base Trust Agreement dated December 15, 2000 and CorTS Supplement dated April 18, 2001	CorTS Trust For Worldcom Notes, Worldcom, Inc. Corporate-Backed Trust Securities

Base Trust Agreement dated December 15, 2000 and CorTS Supplement dated April 18, 2001	CorTS Trust II For Chrysler Debentures, DaimlerChrysler Corporate-Backed Trust Securities

TIERS 2001-8 Base Trust Agreement and TIERS 2001-8 Series Supplement dated April 24, 2001	TIERS Principal-Protected Trust Certificates, Series Nasdaq 2001-8

Base Trust Agreement dated December 15, 2000 and CorTS Supplement dated April 25, 2001	CorTS Trust For AFC Capital Trust I, Allmerica Corporate-Backed Trust Securities Class A Certificates

Base Trust Agreement dated December 15, 2000 and CorTS Supplement dated April 25, 2001	CorTS Trust III For First Union Institutional Capital II, Corporate-Backed Trust Securities Class A Certificates

Base Trust Agreement dated December 15, 2000 and CorTS Supplement dated April 30, 2001	CorTS Trust III For Provident Financing Trust I, UnumProvident Corporate-Backed Trust Securities

Base Trust Agreement dated December 15, 2000 and CorTS Supplement dated May 9, 2001	CorTS Trust III For IBM Debentures, Corporate-Backed Trust Securities

TIERS 2001-11 Base Trust Agreement and TIERS 2001-11 Series Supplement dated May 24, 2001	TIERS Principal-Protected Trust Certificates, Series S&P 2001-11

TIERS 2001-12 Base Trust Agreement and TIERS 2001-12 Series Supplement dated May 25, 2001	TIERS Principal-Protected Trust Certificates, Series FFH 2001-12

Base Trust Agreement dated December 15, 2000 and CorTS Supplement dated May 30, 2001	CorTS Trust II For SAFECO Capital Trust I, Corporate-Backed Trust Securities

Base Trust Agreement dated December 15, 2000 and CorTS Supplement dated May 31, 2001	CorTS Trust For Great Western Financial II, Washington Mutual Corporate-Backed Trust Securities Class A Certificates

Base Trust Agreement dated December 15, 2000 and CorTS Supplement dated June 11, 2001	CorTS Trust II For Sherwin-Williams Debentures, Corporate-Backed Trust Securities

Base Trust Agreement dated December 15, 2000 and CorTS Supplement dated July 13, 2001	CorTS Trust II For Aon Capital A, Corporate-Backed Trust Securities Class A Certificates

Base Trust Agreement dated December 15, 2000 and CorTS Supplement dated July 24, 2001	CorTS Trust For Corning Notes, Corporate-Backed Trust Securities Class A Certificates

TIERS 2001-13 Base Trust Agreement and TIERS 2001-13 Series Supplement dated July 26, 2001	TIERS Principal-Protected Trust Certificates, Series Power 2001-13

TIERS 2001-19 Base Trust Agreement and TIERS 2001-19 Series Supplement dated August 23, 2001	TIERS Principal-Protected Trust Certificates, Series S&P 2001-19

Base Trust Agreement dated December 15, 2000 and CorTS Supplement dated August 31, 2001	CorTS Trust For BankAmerica Institutional Capital B, Bank of America Corporate-Backed Trust Securities Class A Certificates

TIERS 2001-26 Base Trust Agreement and TIERS 2001-26 Supplement dated November 29, 2001	TIERS Principal-Protected Trust Certificates, Series DJIA 2001-26

TIERS 2002-1 Base Trust Agreement and TIERS 2002-1 Supplement dated January 30, 2002	TIERS Principal-Protected Trust Certificates, S&P 2002-1

Base Trust Agreement dated December 15, 2000 and CorTS Supplement dated February 1, 2002	CorTS Trust III For Sherwin-Williams Debentures, Corporate-Backed Trust Securities Class A Certificates

Base Trust Agreement dated December 15, 2000 and CorTS Supplement dated April 19, 2002	CorTS Trust III For SAFECO Capital Trust I, Corporate-Backed Trust Securities

TIERS 2002-5 Base Trust Agreement and TIERS 2002-5 Supplement dated April 29, 2002	TIERS Principal-Protected Trust Certificates, Series DJIA 2002-5

Base Trust Agreement dated December 15, 2000 and CorTS Supplement dated May 17, 2002	CorTS Trust For SunAmerica Debentures, Corporate-Backed Trust Securities Class A Certificates

Base Trust Agreement dated December 15, 2000 and CorTS Supplement dated May 23, 2002	CorTS Trust For Bristol-Myers Squibb Debentures, Corporate-Backed Trust Securities Class A Certificates

Base Trust Agreement dated December 15, 2000 and CorTS Supplement dated May 24, 2002	CorTS Trust For W.R. Berkley Capital Trust, Corporate-Backed Trust Securities

Base Trust Agreement dated December 15, 2000 and CorTS Supplement dated May 31, 2002	CorTS Trust III For Aon Capital A, Corporate-Backed Trust Securities Class A Certificates

Base Trust Agreement dated December 15, 2000 and CorTS Supplement dated June 14, 2002	CorTS Trust For Walt Disney Notes, Corporate-Backed Trust Securities Class A Certificates

Base Trust Agreement dated December 15, 2000 and CorTS Supplement dated June 28, 2002	CorTS Trust For Verizon Global Funding Notes, Corporate-Backed Trust Securities Class A Certificates

Base Trust Agreement dated December 15, 2000 and CorTS Supplement dated July 12, 2002	CorTS Trust IV For IBM Debentures, Corporate-Backed Trust Securities Class A Certificates

Base Trust Agreement dated December 15, 2000 and CorTS Supplement dated July 26, 2002	CorTS Trust For Unum Notes, UNUMProvident Corporate-Backed Trust Certificates

TIERS 2002-6 Base Trust Agreement and TIERS 2002-6 Supplement dated July 30, 2002	TIERS Principal-Protected Minimum Return Trust Certificates, Series Nasdaq 2002-6

TIERS 2002-9 Base Trust Agreement and TIERS 2002-9 Supplement dated August 29, 2002	TIERS Principal-Protected Minimum Return Trust Certificates, S&P 2002-9

TIERS 2002-12 Base Trust Agreement and TIERS 2002-12 Supplement dated September 26, 2002	TIERS Principal-Protected Minimum Return Trust Certificates, Series S&P MidCap 2002-12

TIERS 2002-19 Base Trust Agreement dated September 26, 2002 and TIERS 2002-19 Supplement dated November 26, 2002	TIERS Principal-Protected Minimum Return Trust Certificates, Series S&P 2002-19

Base Trust Agreement dated December 15, 2000 and CorTS Supplement dated August 7, 2002	CorTS Trust IV For SAFECO Capital Trust I, Corporate-Backed Trust Securities

Base Trust Agreement dated December 15, 2000 and CorTS Supplement dated October 31, 2002	CorTS Trust For GE Global Insurance Notes, Corporate-Backed Trust Securities Class A Certificates

Base Trust Agreement dated December 15, 2000 and CorTS Supplement dated December 27, 2002	CorTS Trust For General Electric Capital Corporation Notes, Corporate-Backed Trust Securities Class A Certificates

PART I

Item 1.	Business Not Applicable.

Item 2.	Properties Not Applicable.

Item 3.	Legal Proceedings None

Item 4.	Submission of Matters To A Vote of Security Holders None

PART II

Item 5.

Market for Registrant's Common Equity and Related Stockholder Matters

The Certificates representing investors' interest in the Trusts are represented by one or more physical Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company.

The following Certificates are listed on the exchange identified below:

Title of Each Class	Name of Each Exchange on Which Registered

TIERS Corporate Bond-Backed Certificates, Series IBM 1997-4, Amortizing Class Certificates	New York Stock Exchange

TIERS Corporate Bond-Backed Certificates, Series BLS 1997-6, Amortizing Class Certificates	New York Stock Exchange

TIERS Corporate Bond-Backed Certificates, Series APA 1997-8, Amortizing Class Certificates	New York Stock Exchange

TIERS Tens Certificates, Series LTR 1998-4	New York Stock Exchange

TIERS Corporate Bond-Backed Certificates, Series MOT 1998-5, Amortizing Class Certificates	New York Stock Exchange

TIERS Corporate Bond-Backed Certificates, Series C 1998-6, Amortizing Class Certificates	New York Stock Exchange

CorTS Trust For J.C. Penney Debentures, Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust For BellSouth Debentures, Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust For Xerox Capital Trust I, Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust For Southern Company Capital Trust I, Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust For Countrywide Capital I, Corporate-Backed Trust Securities	New York Stock Exchange

TIERS Callable Principal-Protected Asset Backed Trust Certificates, Series S&P 1999-2	American Stock Exchange

TIERS Principal-Protected Trust Certificates, Series Nasdaq 2000-3	American Stock Exchange

TIERS Principal-Protected Trust Certificates, Series Telecom 2000-7	American Stock Exchange

TIERS Principal-Protected Trust Certificates, Series PXT 2000-11	New York Stock Exchange

TIERS Principal-Protected Trust Certificates, Series Semiconductor 2000-14	American Stock Exchange

TIERS Principal-Protected Trust Certificates, Series Telecom 2000-13	American Stock Exchange

Credit-Enhanced CorTS Trust For Aon Capital A, Credit-Enhanced Corporate-Backed Trust Securities	New York Stock Exchange

TIERS Principal-Protected Trust Certificates, Series Nasdaq 2000-15	American Stock Exchange

CorTS Trust For Allstate Financing II, Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust For PECO Energy Capital Trust III, Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust For SAFECO Capital Trust I, Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust For Fleet Capital Trust II, Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust For First Union Institutional Capital I, Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust For Provident Financing Trust I, UnumProvident Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust II For Countrywide Capital I, Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust For Ford Debentures, Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust For IBM Debentures, Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust II For Provident Financing Trust I, UnumProvident Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust II For BellSouth Debentures, Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust For Chrysler Debentures, Daimler Chrysler Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust II For IBM Debentures, Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust For BellSouth Capital Funding Debentures, Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust For Sherwin-Williams Debentures, Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust For U S West Communications Debentures, Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust II For First Union Capital I, Corporate-Backed Trust Securities Class A Certificates	New York Stock Exchange

CorTS Trust For Worldcom Notes, Worldcom, Inc. Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust II For Chrysler Debentures, Daimler Chrysler Corporate-Backed Trust Securities	New York Stock Exchange

TIERS Principal-Protected Trust Certificates, Series Nasdaq 2001-8	American Stock Exchange

CorTS Trust For AFC Capital Trust I, Allmerica Corporate-Backed Trust Securities Class A Certificates	New York Stock Exchange

CorTS Trust III For First Union Institutional Capital II, Corporate-Backed Trust Securities Class A Certificates	New York Stock Exchange

CorTS Trust III For Provident Financing Trust I, UnumProvident Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust III For IBM Debentures, Corporate-Backed Trust Securities	New York Stock Exchange

TIERS Principal-Protected Trust Certificates, Series S&P 2001-11	American Stock Exchange

TIERS Principal-Protected Trust Certificates, Series FFH 2001-12	New York Stock Exchange

CorTS Trust II For SAFECO Capital Trust I, Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust For Great Western Financial II, Washington Mutual Corporate-Backed Trust Securities Class A Certificates	New York Stock Exchange

CorTS Trust II For Sherwin-Williams Debentures, Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust II For Aon Capital A, Corporate-Backed Trust Securities Class A Certificates	New York Stock Exchange

CorTS Trust For Corning Notes, Corporate-Backed Trust Securities Class A Certificates	New York Stock Exchange

TIERS Principal-Protected Trust Certificates, Series Power 2001-13	American Stock Exchange

TIERS Principal-Protected Trust Certificates, Series S&P 2001-19	American Stock Exchange

CorTS Trust For BankAmerica Institutional Capital B, Bank of America Corporate-Backed Trust Securities Class A Certificates	New York Stock Exchange

TIERS Principal-Protected Trust Certificates, Series DJIA 2001-26	American Stock Exchange

TIERS Principal-Protected Trust Certificates, Series S&P 2002-1	American Stock Exchange

CorTS Trust III For Sherwin-Williams Debentures, Corporate-Backed Trust Securities Class A Certificates	New York Stock Exchange

CorTS Trust III For SAFECO Capital Trust I, Corporate-Backed Trust Securities	New York Stock Exchange

TIERS Principal-Protected Trust Certificates, Series DJIA 2002-5	New York Stock Exchange

CorTS Trust For SunAmerica Debentures, Corporate-Backed Trust Securities Class A Certificates	New York Stock Exchange

CorTS Trust For Bristol-Myers Squibb Debentures, Corporate-Backed Trust Securities Class A Certificates	New York Stock Exchange

CorTS Trust For W.R. Berkley Capital Trust, Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust III For Aon Capital A, Corporate-Backed Trust Securities Class A Certificates	New York Stock Exchange

CorTS Trust For Walt Disney Notes, Corporate-Backed Trust Securities Class A Certificates	New York Stock Exchange

CorTS Trust For Verizon Global Funding Notes, Corporate-Backed Trust Securities Class A Certificates	New York Stock Exchange

CorTS Trust IV For IBM Debentures, Corporate-Backed Trust Securities Class A Certificates	New York Stock Exchange

CorTS Trust For Unum Notes, UNUMProvident Corporate-Backed Trust Certificates	New York Stock Exchange

TIERS Principal-Protected Minimum Return Trust Certificates, Series Nasdaq 2002-6	American Stock Exchange

TIERS Principal-Protected Minimum Return Trust Certificates, Series S&P 2002-9	American Stock Exchange

TIERS Principal-Protected Minimum Return Trust Certificates, Series S&P MidCap 2002-12	American Stock Exchange

TIERS Principal-Protected Minimum Return Trust Certificates, Series S&P 2002-19	American Stock Exchange

CorTS Trust IV For SAFECO Capital Trust I, Corporate-Backed Trust Securities	New York Stock Exchange

CorTS Trust For GE Global Insurance Notes, Corporate-Backed Trust Securities Class A Certificates	New York Stock Exchange

CorTS Trust For General Electric Capital Corporation Notes, Corporate-Backed Trust Securities Class A Certificates	New York Stock Exchange

Item 6.	Selected Financial Data Not Applicable

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations Not Applicable

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk Not Applicable

Item 8.	Financial Statements and Supplementary Data Not Applicable

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure None

PART III

Item 10.	Directors and Executive Officers of the Registrant Not Applicable

Item 11.	Executive Compensation Not Applicable

Item 12.	Security Ownership of Certain Beneficial Owners and Management (a) Not Applicable (b) Not Applicable (c) Not Applicable

Item 13.	Certain Relationships and Related Transactions None

Item 14.	Controls and Procedures None

PART IV

Item 15.	Exhibits, Financial Schedules and Reports on Form 8-K

(a)	The following documents are also filed as part of this Report: 3. Exhibits:

i) ii) iii) iv) v) vi) vii)	Report of Aston Bell & Associates concerning TIERS Corporate Bond-Backed Certificates Trust IBM 1997-4

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

No accountant's report is required to be filed for these trusts:

CorTS Trust For J.C. Penney Debentures
CorTS Trust For BellSouth Debentures
CorTS Trust For Xerox Capital Trust I
CorTS Trust For Southern Company Capital Trust I
CorTS Trust For Countrywide Capital I

TIERS Callable Principal-Protected Asset Backed Certificates Trust Series S&P 1999-2
TIERS Principal-Protected Asset Backed Certificates Trust Series Nasdaq 2000-3
TIERS Principal-Protected Asset Backed Certificates Trust Series Telecom 2000-7
TIERS Principal-Protected Certificates Trust Series PXT 2000-11
TIERS Principal-Protected Asset Backed Certificates Trust Series Semiconductor 2000-14
TIERS Principal-Protected Asset Backed Certificates Trust Series Telecom 2000-13
Credit-Enhanced CorTS Trust For Aon Capital A
TIERS Principal-Protected Asset Backed Certificates Trust Series Nasdaq 2000-15
CorTS Trust For Allstate Financing II
CorTS Trust For PECO Energy Capital Trust III
CorTS Trust For SAFECO Capital Trust I
CorTS Trust For Fleet Capital Trust II
CorTS Trust For First Union Institutional Capital I
CorTS Trust For Provident Financing Trust I
CorTS Trust II For Countrywide Capital I
CorTS Trust For Ford Debentures
CorTS Trust For IBM Debentures
CorTS Trust II For Provident Financing Trust I
CorTS Trust II For BellSouth Debentures
CorTS Trust For Chrysler Debentures
CorTS Trust II For IBM Debentures
CorTS Trust For BellSouth Capital Funding Debentures
CorTS Trust For Sherwin-Williams Debentures
CorTS Trust For U S West Communications Debentures
CorTS Trust II For First Union Capital I
CorTS Trust For Worldcom Notes
CorTS Trust II For Chrysler Debentures
TIERS Principal-Protected Asset Backed Certificates Trust Series Nasdaq 2001-8
CorTS Trust For AFC Capital Trust I
CorTS Trust III For First Union Institutional Capital II
CorTS Trust III For Provident Financing Trust I
CorTS Trust III For IBM Debentures
TIERS Principal-Protected Asset Backed Certificates Trust Series S&P 2001-11
TIERS Principal-Protected Certificates Trust Series FFH 2001-12
CorTS Trust II For SAFECO Capital Trust I
CorTS Trust For Great Western Financial Trust II
CorTS Trust II For Sherwin-Williams Debentures
CorTS Trust II For Aon Capital A
CorTS Trust For Corning Notes
TIERS Principal-Protected Asset Backed Certificates Trust Series Power 2001-13
TIERS Principal-Protected Asset Backed Certificates Trust Series S&P 2001-19
CorTS Trust For BankAmerica Institutional Capital B
TIERS Principal-Protected Asset Backed Certificates Trust Series DJIA 2001-26
TIERS Principal-Protected Asset Backed Certificates Trust Series S&P 2002-1
CorTS Trust III For Sherwin-Williams Debentures
CorTS Trust III For SAFECO Capital Trust I
TIERS Principal-Protected Asset Backed Certificates Trust Series DJIA 2002-5
CorTS Trust For SunAmerica Debentures
CorTS Trust For Bristol-Myers Squibb Debentures
CorTS Trust For W.R. Berkley Capital Trust
CorTS Trust III For Aon Capital A
CorTS Trust For Walt Disney Notes
CorTS Trust For Verizon Global Funding Notes
CorTS Trust IV For IBM Debentures
CorTS Trust For Unum Notes
TIERS Principal-Protected Minimum Return Asset Backed Certificates Trust Series Nasdaq 2002-6

TIERS Principal-Protected Minimum Return Asset Backed Certificates Trust Series S&P 2002-9
TIERS Principal-Protected Minimum Return Asset Backed Certificates Trust Series S&P MidCap 2002-12
TIERS Principal-Protected Minimum Return Asset Backed Certificates Trust Series S&P 2002-19
CorTS Trust IV For SAFECO Capital Trust I, Corporate-Backed Trust Securities
CorTS Trust For GE Global Insurance Notes, Corporate-Backed Trust Securities Class A Certificates
CorTS Trust For General Electric Capital Corporation Notes, Corporate-Backed Trust Securities Class A Certificates

(b)	None

(c)	See item 15(a)(3) above.

SIGNATURE

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Structured Products Corp., as depositor for the Trusts (the "Registrant")

Dated as of: March 31, 2003	By: /s/ Matthew Mayers Name: Matthew Mayers Title: Assistant Secretary, Assistant Vice President and Finance Officer

CERTIFICATION

I, John W. Dickey, the Assistant Vice President and Finance Officer of Structured Products Corp., certify that:

1.    I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution reports filed in respect of periods included in the year covered by this annual report, of Structured Products Corp.;

2.    Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3.    Based on my knowledge, the distribution information required to be provided to the depositor by the trustee under each trust agreement for inclusion in these reports is included in these reports; and

4.    Based on my knowledge and the annual compliance review required under each trust agreement, and except as disclosed in the reports, the depositor and the trustee have each fulfilled their obligations under each trust agreement.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: U.S. Bank Trust National Association and its officers and agents.

Dated as of: March 31, 2003	By: /s/ John W. Dickey Name: John W. Dickey Title: Assistant Vice President and Finance Officer Date: March 31, 2003

EXHIBIT INDEX

Exhibit 1	Report of Aston Bell & Associates concerning TIERS Corporate Bond-Backed Certificates Trust IBM 1997-4	Page 21

2	Report of Aston Bell & Associates concerning TIERS Corporate Bond-Backed Certificates Trust BLS 1997-6	27

3	Report of Aston Bell & Associates concerning TIERS Corporate Bond-Backed Certificates Trust APA 1997-8	33

4	Report of Aston Bell & Associates concerning TIERS Tens Certificates Trust LTR 1998-4	39

5	Report of Aston Bell & Associates concerning TIERS Corporate Bond-Backed Certificates Trust MOT 1998-5	44

6	Report of Aston Bell & Associates concerning TIERS Corporate Bond-Backed Certificates Trust C 1998-6	50

Exhibit 1

TIERS Corporate Bond-Backed Certificates
Trust IBM 1997-4

Financial Statement
For The Year Ended June 30, 2002

Together with Auditors' Report

TIERS Corporate Bond-Backed Certificates Trust IBM 1997-4

Description Independent Auditors' Report Schedule of Cash Receipts and Disbursements for the year ended June 30, 2002 Notes to Financial Statement	Pages 23 24 25, 26

Report of Independent Auditors

The Trustee of TIERS Corporate Bond-Backed Certificates Trust IBM 1997-4

We have audited the accompanying Schedule of Receipts and Disbursements (the “Schedule”) of TIERS Corporate Bond-Backed Certificates Trust IBM 1997-4 for the year ended June 30, 2002. This Schedule is the responsibility of TIERS Corporate Bond-Backed Certificates Trust IBM 1997-4 Trustees. Our responsibility is to express an opinion on this Schedule based on our audit.

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

In our opinion, the Schedule referred to above presents fairly, in all material respects, the receipts and disbursements of the TIERS Corporate Bond-Backed Certificates Trust IBM 1997-4 for the year ended June 30, 2002 on the basis of accounting as described in Note 2.

New York, New York
September 30, 2002

TIERS Corporate Bond-Backed Certificates Trust, Series IBM 1997-4
Schedule of Receipts and Disbursements
For the year ended June 30, 2002

RECEIPTS Interest on $100,000,000 p.a. International Business Machines Corporation 7.125% Debentures due December 1, 2096	$ 7,125,000

Total Cash Receipts	________________ $ 7,125,000 ________________

DISBURSEMENTS Interest and Principal paid on TIERS Corporate Bond-Backed Certificates Trust IBM 1997-4	$ 7,125,000

Total Cash Disbursements	________________ $ 7,125,000 ________________

The accompanying notes are an integral part of financial statements.

ASTON BELL & ASSOCIATES

TIERS CORPORATE BOND-BACKED CERTIFICATES TRUST IBM 1997-4
NOTES TO FINANCIAL STATEMENT

FOR THE YEAR ENDED JUNE 30, 2002

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

FOR THE YEAR ENDED JUNE 30, 2002

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

Exhibit 2

TIERS Corporate Bond-Backed Certificates
Trust BLS 1997-6

Financial Statement
For The Year Ended June 30, 2002

Together with Auditors' Report

TIERS Corporate Bond-Backed Certificates Trust BLS 1997-6

Description Independent Auditors' Report Schedule of Cash Receipts and Disbursements for the year ended June 30, 2002 Notes to Financial Statement	Pages 29 30 31, 32

Report of Independent Auditors

The Trustee of TIERS Corporate Bond-Backed Certificates Trust BLS 1997-6

We have audited the accompanying Schedule of Receipts and Disbursements (the “Schedule”) of TIERS Corporate Bond-Backed Certificates Trust BLS 1997-6 for the year ended June 30, 2002. This Schedule is the responsibility of TIERS Corporate Bond-Backed Certificates Trust BLS 1997-6 Trustees. Our responsibility is to express an opinion on this Schedule based on our audit.

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

In our opinion, the Schedule referred to above presents fairly, in all material respects, the receipts and disbursements of the TIERS Corporate Bond-Backed Certificates Trust BLS 1997-6 for the year ended June 30, 2002 on the basis of accounting as described in Note 2.

New York, New York
September 30, 2002

TIERS Corporate Bond-Backed Certificates Trust, Series BLS 1997-6
Schedule of Receipts and Disbursements
For the year ended June 30, 2002

RECEIPTS Interest on $6,603,000 p.a. Bell South Communications Inc. 7 1/2% Debentures due June 15, 2033	$ 495,225

Total Cash Receipts	________________ $ 495,225 ________________

DISBURSEMENTS Interest and Principal paid on TIERS Corporate Bond-Backed Certificates Trust BLS 1997-6	$ 495,225

Total Cash Disbursements	________________ $ 495,225 ________________

The accompanying notes are an integral part of financial statements.

ASTON BELL & ASSOCIATES

TIERS CORPORATE BOND-BACKED CERTIFICATES TRUST BLS 1997-6
NOTES TO FINANCIAL STATEMENT

FOR THE YEAR ENDED JUNE 30, 2002

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

FOR THE YEAR ENDED JUNE 30, 2002

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

Exhibit 3

TIERS Corporate Bond-Backed Certificates
Trust APA 1997-8

Financial Statement
For The Year Ended June 30, 2002

Together with Auditors' Report

TIERS Corporate Bond-Backed Certificates Trust BLS 1997-8

Description Independent Auditors' Report Schedule of Cash Receipts and Disbursements for the year ended June 30, 2002 Notes to Financial Statement	Pages 35 36 37, 38

Report of Independent Auditors

The Trustee of TIERS Corporate Bond-Backed Certificates Trust APA 1997-8

We have audited the accompanying Schedule of Receipts and Disbursements (the “Schedule”) of TIERS Corporate Bond-Backed Certificates Trust APA 1997-8 for the year ended June 30, 2002. This Schedule is the responsibility of TIERS Corporate Bond-Backed Certificates Trust APA 1997-8 Trustees. Our responsibility is to express an opinion on this Schedule based on our audit.

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

In our opinion, the Schedule referred to above presents fairly, in all material respects, the receipts and disbursements of the TIERS Corporate Bond-Backed Certificates Trust APA 1997-8 for the year ended June 30, 2002 on the basis of accounting as described in Note 2.

New York, New York
September 30, 2002

RECEIPTS

Interest on $32,288,000 p.a. Apache Corporation 7.375% Debentures due August 15, 2047 Total Cash Receipts	$ 2,381,240 ________________ $ 2,381,240 ________________

DISBURSEMENTS Interest and Principal paid on TIERS Corporate Bond-Backed Certificates Trust APA 1997-8 Total Cash Disbursements	$ 2,381,240 ________________ $ 2,381,240 ________________

The accompanying notes are an integral part of financial statements.

ASTON BELL & ASSOCIATES

TIERS CORPORATE BOND-BACKED CERTIFICATES TRUST APA 1997-8
NOTES TO FINANCIAL STATEMENT

FOR THE YEAR ENDED JUNE 30, 2002

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

Note 2

The financial statement presents receipts and disbursements of the TIERS Corporate Bond-Backed Certificates Trust APA 1997-8 in accordance with the trust indenture and is not intended to be a presentation of financial statements in accordance with generally accepted accounting principles. Certain financial statement items are defined in the trust indenture as follows:

Term Assets -	The Term Assets consist of $75,000,000 aggregate principal amount of Apache Corporation Fifty Year 7.375% Debentures, due August 15, 2047, having the characteristics described in a prospectus dated October 31, 1996 and a supplement thereto dated August 8, 1997. The Term Assets were issued and sold as part of an underwritten public offering of $150,000,000 aggregate principal amount of such securities.

TIERS CORPORATE BOND-BACKED CERTIFICATES TRUST APA 1997-8
NOTES TO FINANCIAL STATEMENT

FOR THE YEAR ENDED JUNE 30, 2002

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

Exhibit 4

TIERS Tens Certificates Trust LTR 1998-4

Financial Statement
For The Year Ended June 30, 2002

Together with Auditors' Report

TIERS Tens Certificates Trust LTR 1998-4

Description Independent Auditors' Report Schedule of Cash Receipts and Disbursements for the year ended June 30, 2002 Notes to Financial Statement	Pages 41 42 43

Report of Independent Auditors The Trustee of TIERS Tens Certificates Trust LTR 1998-4

We have audited the accompanying Schedule of Receipts and Disbursements (the “Schedule”) of TIERS Tens Certificates Trust LTR 1998-4 for the year ended June 30, 2002. This Schedule is the responsibility of TIERS Tens Certificates Trust LTR 1998-4 Trustees. Our responsibility is to express an opinion on this Schedule based on our audit.

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

In our opinion, the Schedule referred to above presents fairly, in all material respects, the receipts and disbursements of the TIERS Tens Certificates Trust LTR 1998-4 for the year ended June 30, 2002 on the basis of accounting as described in Note 2.

New York, New York September 30, 2002

TIERS Ten Certificates Trust LTR 1998-4
Schedule of Receipts and Disbursements
For the year ended June 30, 2002

RECEIPTS

Interest on $10,000,000 p.a. Loews Corporation 7% Debentures due October 15, 2023 Total Cash Receipts	$ 700,000 ________________ $ 700,000 ________________

DISBURSEMENTS

Interest paid on TIERS Corporate Bond-Backed Certificates Trust LTR 1998-4 Total Cash Disbursements	$ 700,000 ________________ $ 700,000 ________________

The accompanying notes are an integral part of financial statements.

ASTON BELL & ASSOCIATES

TIERS TEN CERTIFICATES TRUST LTR 1998-4
NOTES TO FINANCIAL STATEMENT

FOR THE YEAR ENDED JUNE 30, 2002

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

Note 2

The financial statement presents receipts and disbursements of the TIERS Tens Certificates Trust LTR 1998-4 in accordance with the trust indenture and is not intended to be a presentation of financial statements in accordance with generally accepted accounting principles. Certain financial statement items are defined in the trust indenture as follows:

Term Assets -	The Term Assets consist of $10,000,000 aggregate principal amount of 7% Senior Notes due October 15, 2023 issued by Loews Corporation (the “Term Assets Issuer”), having the characteristics described in a prospectus supplement dated October 13, 1993 and a prospectus dated October 6, 1993 (collectively, the “Term Assets Prospectus”).

Certificates -	The Certificates consist of $10,000,000 aggregate Principal Balance. Distributions on the Certificates will consist of semiannual Fixed payments payable on each Distribution Date up to and including October 15, 2023.

Exhibit 5

TIERS Corporate Bond-Backed Certificates
Trust MOT 1998-5

Financial Statement
For The Year Ended June 30, 2002

Together with Auditors' Report

TIERS Corporate Bond-Backed Certificates Trust MOT 1998-5

Description Independent Auditors' Report Schedule of Cash Receipts and Disbursements for the year ended June 30, 2002 Notes to Financial Statement	Pages 46 47 48,49

Report of Independent Auditors

The Trustee of TIERS Corporate Bond-Backed Certificates Trust MOT 1998-5

We have audited the accompanying Schedule of Receipts and Disbursements (the “Schedule”) of TIERS Corporate Bond-Backed Certificates Trust MOT 1998-5 for the year ended June 30, 2002. This Schedule is the responsibility of TIERS Corporate Bond-Backed Certificates Trust MOT 1998-5 Trustees. Our responsibility is to express an opinion on this Schedule based on our audit.

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

In our opinion, the Schedule referred to above presents fairly, in all material respects, the receipts and disbursements of the TIERS Corporate Bond-Backed Certificates Trust MOT 1998-5 for the year ended June 30, 2002 on the basis of accounting as described in Note 2.

New York, New York
September 30, 2002

TIERS Corporate Bond-Backed Certificates Trust, Series MOT 1998-5
Schedule of Receipts and Disbursements
For the year ended June 30, 2002

RECEIPTS

Interest on $74,616,000 p.a. Motorola, Inc. 5.22% Debentures due October 1, 2097 Total Cash Receipts	$ 3,894,955 ________________ $ 3,894,955 ________________

DISBURSEMENTS

Interest and Principal paid on TIERS Corporate Bond-Backed Certificates Trust MOT 1998-5 Total Cash Receipts	$ 3,894,955 ________________ $ 3,894,955 ________________

The accompanying notes are an integral part of financial statements.

ASTON BELL & ASSOCIATES

TIERS CORPORATE BOND-BACKED CERTIFICATES TRUST MOT 1998-5
NOTES TO FINANCIAL STATEMENT

FOR THE YEAR ENDED JUNE 30, 2002

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

Note 2

The financial statement presents receipts and disbursements of the TIERS Corporate Bond-Backed Certificates Trust MOT 1998-5 in accordance with the trust indenture and is not intended to be a presentation of financial statements in accordance with generally accepted accounting principles. Certain financial statement items are defined in the trust indenture as follows:

Term Assets -	The Term Assets consist of $60,000,000 aggregate principal amount of Motorola, Inc. 5.22% Debentures, due October 1, 2097, having the characteristics described in a prospectus dated and a supplement thereto dated October 7, 1997. The Term Assets were issued and sold as part of an underwritten public offering of $300,000,000 aggregate principal amount of such securities.

TIERS CORPORATE BOND-BACKED CERTIFICATES TRUST MOT 1998-5
NOTES TO FINANCIAL STATEMENT

FOR THE YEAR ENDED JUNE 30, 2002

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

Exhibit 6

TIERS Corporate Bond-Backed Certificates
Trust C 1998-6

Financial Statement
For The Year Ended June 30, 2002

Together with Auditors' Report

TIERS Corporate Bond-Backed Certificates Trust C 1998-6

Description Independent Auditors' Report Schedule of Cash Receipts and Disbursements for the year ended June 30, 2002 Notes to Financial Statement	Pages 52 53 54, 55

Report of Independent Auditors

The Trustee of TIERS Corporate Bond-Backed Certificates Trust C 1998-6

We have audited the accompanying Schedule of Receipts and Disbursements (the “Schedule”) of TIERS Corporate Bond-Backed Certificates Trust C 1998-6 for the year ended June 30, 2002. This Schedule is the responsibility of TIERS Corporate Bond-Backed Certificates Trust C 1998-6 Trustees. Our responsibility is to express an opinion on this Schedule based on our audit.

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

In our opinion, the Schedule referred to above presents fairly, in all material respects, the receipts and disbursements of the TIERS Corporate Bond-Backed Certificates Trust C 1998-6 for the year ended June 30, 2002 on the basis of accounting as described in Note 2.

New York, New York September 30, 2002

TIERS Corporate Bond-Backed Certificates Trust, Series C 1998-6
Schedule of Receipts and Disbursements
For the year ended June 30, 2002

RECEIPTS Interest on $50,000,000 p.a. Chrysler Corporation 7.40% Debentures due August 1, 2097	$ 3,700,000

Total Cash Receipts	________________ $ 3,700,000 ________________

DISBURSEMENTS Interest paid on TIERS Corporate Bond-Backed Certificates Trust, Series C 1998-6	$ 3,106,134

Principal paid on TIERS Corporate Bond-Backed Certificates Trust, Series C 1998-6	$ 593,866

Total Cash Disbursements	________________ $ 3,700,000 ________________

The accompanying notes are an integral part of financial statements.

ASTON BELL & ASSOCIATES

TIERS CORPORATE BOND-BACKED CERTIFICATES TRUST C 1998-6
NOTES TO FINANCIAL STATEMENT

FOR THE YEAR ENDED JUNE 30, 2002

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

Note 2

The financial statement presents receipts and disbursements of the TIERS Corporate Bond-Backed Certificates Trust C 1998-6 in accordance with the trust indenture and is not intended to be a presentation of financial statements in accordance with generally accepted accounting principles. Certain financial statement items are defined in the trust indenture as follows:

Term Assets -	The Term Assets consist of $50,000,000 aggregate principal amount of Chrysler Corporation 7.40% Debentures, due 2097, having the characteristics described in a prospectus dated February 19, 1997 and a supplement thereto dated July 15, 1997. The Term Assets were issued and sold as part of an underwritten public offering of $500,000,000 aggregate principal amount of such securities.

TIERS CORPORATE BOND-BACKED CERTIFICATES TRUST C 1998-6
NOTES TO FINANCIAL STATEMENT

FOR THE YEAR ENDED JUNE 30, 2002

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