Form 10-K/A
period 2002-12-31
STRUCTURED PRODUCTS CORP
filed 2004-03-03
CIK 894356

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                        Commission File Number:
   December 31, 2002                           33-55860/333-57357/333-89080

                           STRUCTURED PRODUCTS CORP.,
                                  on behalf of

       TIERS Corporate Bond-Backed Certificates Trust, Series IBM 1997-4
           TIERS Corporate Bond-Backed Certificates Trust BLS 1997-6
            TIERS Corporate Bond-Backed Certificates Trust APA 1997-8
                    TIERS Tens Certificates Trust LTR 1998-4
           TIERS Corporate Bond-Backed Certificates Trust MOT 1998-5
             TIERS Corporate Bond-Backed Certificates Trust C 1998-6
                     CorTS Trust For J.C. Penney Debentures
                      CorTS Trust For BellSouth Debentures
                      CorTS Trust For Xerox Capital Trust I
                CorTS Trust For Southern Company Capital Trust I
                      CorTS Trust For Countrywide Capital I
 TIERS Callable Principal-Protected Asset Backed Certificates Trust Series S&P 1999-2
TIERS Principal-Protected Trust Certificates, Series Nasdaq 2000-3
TIERS Principal-Protected Asset Backed Certificates Trust Series Telecom 2000-7
         TIERS Principal-Protected Certificates Trust Series PXT 2000-11
 TIERS Principal-Protected Asset Backed Certificates Trust Series Semiconductor 2000-14
 TIERS Principal-Protected Asset Backed Certificates Trust Series Telecom 2000-13
                  Credit-Enhanced CorTS Trust For Aon Capital A
 TIERS Principal-Protected Asset Backed Certificates Trust Series Nasdaq 2000-15
                      CorTS Trust For Allstate Financing II
                  CorTS Trust For PECO Energy Capital Trust III
                     CorTS Trust For SAFECO Capital Trust I
                     CorTS Trust For Fleet Capital Trust II
               CorTS Trust For First Union Institutional Capital I
                   CorTS Trust For Provident Financing Trust I
                    CorTS Trust II For Countrywide Capital I
                         CorTS Trust For Ford Debentures
                         CorTS Trust For IBM Debentures
                 CorTS Trust II For Provident Financing Trust I
                     CorTS Trust II For BellSouth Debentures
                       CorTS Trust For Chrysler Debentures
                        CorTS Trust II For IBM Debentures
              CorTS Trust For BellSouth Capital Funding Debentures
                   CorTS Trust For Sherwin-Williams Debentures
               CorTS Trust For U S West Communications Debentures
                    CorTS Trust II For First Union Capital I
                         CorTS Trust For Worldcom Notes
                     CorTS Trust II For Chrysler Debentures
 TIERS Principal-Protected Asset Backed Certificates Trust Series Nasdaq 2001-8
                       CorTS Trust For AFC Capital Trust I
            CorTS Trust III For First Union Institutional Capital II


                 CorTS Trust III For Provident Financing Trust I
                       CorTS Trust III For IBM Debentures
  TIERS Principal-Protected Asset Backed Certificates Trust Series S&P 2001-11
         TIERS Principal-Protected Certificates Trust Series FFH 2001-12
                    CorTS Trust II For SAFECO Capital Trust I
                CorTS Trust For Great Western Financial Trust II
                 CorTS Trust II For Sherwin-Williams Debentures
                        CorTS Trust II For Aon Capital A
                          CorTS Trust For Corning Notes
 TIERS Principal-Protected Asset Backed Certificates Trust Series Power 2001-13
  TIERS Principal-Protected Asset Backed Certificates Trust Series S&P 2001-19
               CorTS Trust For BankAmerica Institutional Capital B
  TIERS Principal-Protected Asset Backed Certificates Trust Series DJIA 2001-26
   TIERS Principal-Protected Asset Backed Certificates Trust Series S&P 2002-1
                 CorTS Trust III For Sherwin-Williams Debentures
                   CorTS Trust III For SAFECO Capital Trust I
  TIERS Principal-Protected Asset Backed Certificates Trust Series DJIA 2002-5
                      CorTS Trust For SunAmerica Debentures
                 CorTS Trust For Bristol-Myers Squibb Debentures
                   CorTS Trust For W.R. Berkley Capital Trust
                        CorTS Trust III For Aon Capital A
                        CorTS Trust For Walt Disney Notes
                  CorTS Trust For Verizon Global Funding Notes
                        CorTS Trust IV For IBM Debentures
                           CorTS Trust For Unum Notes
 TIERS Principal-Protected Minimum Return Asset Backed Certificates Trust Series Nasdaq 2002-6
 TIERS Principal-Protected Minimum Return Asset Backed Certificates Trust Series S&P 2002-9
 TIERS Principal-Protected Minimum Return Asset Backed Certificates Trust Series S&P MidCap 2002-12
 TIERS Principal-Protected Minimum Return Asset Backed Certificates Trust Series S&P 2002-19
                    CorTS Trust IV For SAFECO Capital Trust I
                    CorTS Trust For GE Global Insurance Notes
           CorTS Trust For General Electric Capital Corporation Notes

             (Exact name of registrant as specified in its charter)


           Delaware                                          13-3692801
 ------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                              388 Greenwich Street
                            New York, New York 10013
               (Address of principal executive offices) (zip code)

Registrant's telephone number including area code:

                                  212-816-7496

Securities registered pursuant to Section 12(b) of the Act:


Title of Each Class                                           Name of Each Exchange on Which Registered
-------------------                                           -----------------------------------------
TIERS Corporate Bond-Backed Certificates, Series IBM          New York Stock Exchange
1997-4, Amortizing Class and ZTF Class Certificates

TIERS Corporate Bond-Backed Certificates, Series BLS          New York Stock Exchange
1997-6, Amortizing Class and ZTF Class Certificates

TIERS Corporate Bond-Backed Certificates, Series APA          New York Stock Exchange
1997-8, Amortizing Class and ZTF Class  Certificates

TIERS Tens Certificates, Series LTR 1998-4                    New York Stock Exchange

TIERS Corporate Bond-Backed Certificates, Series MOT          New York Stock Exchange
1998-5, Amortizing Class and ZTF Class Certificates

TIERS Corporate Bond-Backed Certificates, Series C 1998-6,    New York Stock Exchange
Amortizing Class and ZTF Class Certificates

CorTS Trust For J.C. Penney Debentures, Corporate-Backed      New York Stock Exchange
Trust Securities

CorTS Trust For BellSouth Debentures, Corporate-Backed        New York Stock Exchange
Trust Securities

CorTS Trust For Xerox Capital Trust I,  Corporate-Backed      New York Stock Exchange
Trust Securities

CorTS Trust For Southern Company Capital Trust I,             New York Stock Exchange
Corporate-Backed Trust Securities

CorTS Trust For Countrywide Capital I, Corporate-Backed       New York Stock Exchange
Trust Securities

TIERS Callable Principal-Protected Asset Backed Trust         American Stock Exchange
Certificates, Series S&P 1999-2

TIERS Principal-Protected Trust Certificates, Series Nasdaq   American Stock Exchange
2000-3

TIERS Principal-Protected Trust Certificates, Series          American Stock Exchange
Telecom 2000-7

TIERS Principal-Protected Trust Certificates, Series PXT      New York Stock Exchange
2000-11

TIERS Principal-Protected Trust Certificates, Series          American Stock Exchange
Semiconductor 2000-14

TIERS Principal-Protected Trust Certificates, Series          American Stock Exchange
Telecom 2000-13

Credit-Enhanced CorTS Trust For Aon Capital A,                New York Stock Exchange
Credit-Enhanced Corporate-Backed Trust Securities

TIERS Principal-Protected Trust Certificates, Series Nasdaq   American Stock Exchange
2000-15


CorTS Trust For Allstate Financing II, Corporate-Backed       New York Stock Exchange
Trust Securities

CorTS Trust For PECO Energy Capital Trust III,                New York Stock Exchange
Corporate-Backed Trust Securities

CorTS Trust For SAFECO Capital Trust I, Corporate-Backed      New York Stock Exchange
Trust Securities

CorTS Trust For Fleet Capital Trust II, Corporate-Backed      New York Stock Exchange
Trust Securities

CorTS Trust For First Union Institutional Capital I,          New York Stock Exchange
Corporate-Backed Trust Securities

CorTS Trust For Provident Financing Trust I, UnumProvident    New York Stock Exchange
Corporate-Backed Trust Securities

CorTS Trust II For Countrywide Capital I, Corporate-Backed    New York Stock Exchange
Trust Securities

CorTS Trust For Ford Debentures, Corporate-Backed Trust       New York Stock Exchange
Securities

CorTS Trust For IBM Debentures, Corporate-Backed Trust        New York Stock Exchange
Securities

CorTS Trust II For Provident Financing Trust I,               New York Stock Exchange
UnumProvident Corporate-Backed Trust Securities

CorTS Trust II For BellSouth Debentures, Corporate-Backed     New York Stock Exchange
Trust Securities

CorTS Trust For Chrysler Debentures, Daimler Chrysler         New York Stock Exchange
Corporate-Backed Trust Securities

CorTS Trust II For IBM Debentures, Corporate-Backed Trust     New York Stock Exchange
Securities

CorTS Trust For BellSouth Capital Funding Debentures,         New York Stock Exchange
Corporate-Backed Trust Securities

CorTS Trust For Sherwin-Williams Debentures,                  New York Stock Exchange
Corporate-Backed Trust Securities

CorTS Trust For U S West Communications Debentures,           New York Stock Exchange
Corporate-Backed Trust Securities

CorTS Trust II For First Union Capital I, Corporate-Backed    New York Stock Exchange
Trust Securities Class A Certificates

CorTS Trust For Worldcom Notes, Worldcom, Inc.                New York Stock Exchange (delisted)
Corporate-Backed Trust Securities

CorTS Trust II For Chrysler Debentures, DaimlerChrysler       New York Stock Exchange
Corporate-Backed Trust Securities

TIERS Principal-Protected Trust Certificates, Series Nasdaq   American Stock Exchange
2001-8

CorTS Trust For AFC Capital Trust I, Allmerica                New York Stock Exchange
Corporate-Backed Trust Securities Class A Certificates

CorTS Trust III For First Union Institutional Capital II,     New York Stock Exchange
Corporate-Backed Trust Securities Class A Certificates

CorTS Trust III For Provident Financing Trust I,              New York Stock Exchange
UnumProvident Corporate-Backed Trust Securities

CorTS Trust III For IBM Debentures, Corporate-Backed Trust    New York Stock Exchange
Securities

TIERS Principal-Protected Trust Certificates, Series S&P      American Stock Exchange
2001-11


TIERS Principal-Protected Trust Certificates, Series FFH      New York Stock Exchange
2001-12

CorTS Trust II For SAFECO Capital Trust I, Corporate-Backed   New York Stock Exchange
Trust Securities

CorTS Trust For Great Western Financial II, Washington        New York Stock Exchange
Mutual Corporate-Backed Trust Securities Class A Certificates

CorTS Trust II For Sherwin-Williams Debentures,               New York Stock Exchange
Corporate-Backed Trust Securities

CorTS Trust II For Aon Capital A, Corporate-Backed Trust      New York Stock Exchange
Securities Class A Certificates

CorTS Trust For Corning Notes, Corporate-Backed Trust         New York Stock Exchange
Securities Class A Certificates

TIERS Principal-Protected Trust Certificates, Series Power    American Stock Exchange
2001-13

TIERS Principal-Protected Trust Certificates, Series S&P      American Stock Exchange
2001-19

CorTS Trust For BankAmerica Institutional Capital B, Bank     New York Stock Exchange
of America Corporate-Backed Trust Securities Class A
Certificates

TIERS Principal-Protected Trust Certificates, Series DJIA     American Stock Exchange
2001-26


TIERS Principal-Protected Trust Certificates, Series S&P      American Stock Exchange
2002-1

CorTS Trust III For Sherwin-Williams Debentures,              New York Stock Exchange
Corporate-Backed Trust Securities Class A Certificates

CorTS Trust III For SAFECO Capital Trust I,                   New York Stock Exchange
Corporate-Backed Trust Securities

TIERS Principal-Protected Trust Certificates, Series DJIA     American Stock Exchange
2002-5

CorTS Trust For SunAmerica Debentures, Corporate-Backed       New York Stock Exchange
Trust Securities Class A Certificates

CorTS Trust For Bristol-Myers Squibb Debentures,              New York Stock Exchange
Corporate-Backed Trust Securities Class A Certificates

CorTS Trust For W.R. Berkley Capital Trust,                   New York Stock Exchange
Corporate-Backed Trust Securities

CorTS Trust III For Aon Capital A, Corporate-Backed Trust     New York Stock Exchange
Securities Class A Certificates

CorTS Trust For Walt Disney Notes, Corporate-Backed Trust     New York Stock Exchange
Securities Class A Certificates

CorTS Trust For Verizon Global Funding Notes,                 New York Stock Exchange
Corporate-Backed Trust Securities Class A Certificates

CorTS Trust IV For IBM Debentures, Corporate-Backed Trust     New York Stock Exchange
Securities Class A Certificates

CorTS Trust For Unum Notes, UNUMProvident Corporate-Backed    New York Stock Exchange
Trust Certificates

TIERS Principal-Protected Minimum Return Trust                American Stock Exchange
Certificates, Series Nasdaq 2002-6

TIERS Principal-Protected Minimum Return Trust                American Stock Exchange
Certificates, Series S&P 2002-9

TIERS Principal-Protected Minimum Return Trust                American Stock Exchange
Certificates, Series S&P MidCap 2002-12

TIERS Principal-Protected Minimum Return Trust                American Stock Exchange
Certificates, Series S&P 2002-19

CorTS Trust IV For SAFECO Capital Trust I, Corporate-Backed   New York Stock Exchange
Trust Securities

CorTS Trust For GE Global Insurance Notes, Corporate-Backed   New York Stock Exchange
Trust Securities Class A Certificates

CorTS Trust For General Electric Capital Corporation Notes,   New York Stock Exchange
Corporate-Backed Trust Securities Class A Certificates


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

                                   Yes  X1       No
                                      ------        ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of the date of this report, all of the common stock of the Registrant is held by Salomon Brothers Holding Company Inc.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                   Yes           No  X
                                      -----        -----

                       Documents Incorporated by Reference
                       -----------------------------------

The distribution reports to security holders filed on Form 8-K during the fiscal year in lieu of reports on Form 10-Q, which includes the reports filed on Form 8-K listed in Item 15(b) hereto.

                                Explanatory Note
                                ----------------

We are filing this Amendment No. 1 to our Annual Report on Form 10-K to amend certain deficiencies in our original Annual Report. Unless otherwise stated, all information contained in this amendment is as of March 31, 2003, the filing date of our original Annual Report on Form 10-K for the fiscal year ended December 31, 2002. This amendment does not change any previously reported financial information.

                               Introductory Note
                               -----------------

Structured Products Corp. (the "Depositor") is the depositor under the Base Trust Agreements as supplemented by the Series Supplements listed on Chart 1 below by and between the Depositor and, unless otherwise noted, U.S. Bank Trust National Association, formerly First Trust of New York, National Association, as Trustee (the "Trustee"), providing for the issuance of the Certificates listed below (the "Certificates") and is the depositor for the Certificates (the "Registrant"). The Certificates do not represent obligations of or interests in the Depositor or the Trustee.

The issuer(s) of the underlying securities, or guarantor thereof, or successor thereto, as applicable, is subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For information on the issuer(s) of the underlying securities, or guarantor thereof, or successor thereto, as applicable, please see its periodic and current reports filed with the Securities and Exchange Commission (the "Commission"). Such reports and other information required to be filed pursuant to the Exchange Act, by the issuer(s) of the underlying securities, or guarantor thereof, or successor thereto, as applicable, may be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549. The Commission also maintains a site on the World Wide Web at "http://www.sec.gov" at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or "EDGAR." Neither the Depositor nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither the Depositor nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting the issuer(s) of the underlying securities, or guarantor thereof, or successor thereto, as applicable, or the underlying securities have not occurred or have not yet been publicly disclosed that would affect the accuracy or completeness of the publicly available

----------------------
1 Pursuant to staff administrative positions established in the no-action letter Corporate Asset Backed Corporation ("CABCO") (available August 9,
     1995), the Depositor is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable".

documents described above. Chart 2 below lists each trust, the issuer(s) or guarantor, or successor thereto, of the related underlying security, and its respective Exchange Act file numbers, if applicable.

                                    CHART 1

Governing Documents                                           Certificates issued thereunder

Base Trust Agreement and Series IBM 1997-4 Supplement dated   TIERS Corporate Bond-Backed Certificates, Series
as of June 16, 1997                                           IBM 1997-4, Amortizing Class and ZTF Class Certificates

Base Trust Agreement and Series BLS 1997-6 Supplement dated   TIERS Corporate Bond-Backed Certificates, Series BLS
as of July 7, 1997                                            1997-6, Amortizing Class and ZTF Class Certificates

Base Trust Agreement and Series APA 1997-8 Supplement dated   TIERS Corporate Bond-Backed Certificates, Series APA
as of September 15, 1997                                      1997-8, Amortizing Class and ZTF Class Certificates

Base Trust Agreement and Series LTR 1998-4 Supplement dated   TIERS Tens Certificates, Series LTR 1998-4
as of May 18, 1998

Base Trust Agreement and Series MOT 1998-5 Supplement dated   TIERS Corporate Bond-Backed Certificates, Series MOT
as of May 19, 1998                                            1998-5, Amortizing Class and ZTF Class Certificates

Base Trust Agreement and Series C 1998-6 Supplement dated as  TIERS Corporate Bond-Backed Certificates, Series C
of May 21, 1998                                               1998-6, Amortizing Class and ZTF Class Certificates

Base Trust Agreement dated May 21, 1999 and CorTS             CorTS Trust For J.C. Penney Debentures,
Supplement dated May 21, 1999                                 Corporate-Backed Trust Securities

Base Trust Agreement dated May 21, 1999 and CorTS Supplement  CorTS Trust For BellSouth Debentures, Corporate-Backed
1999-2 dated June 10, 1999                                    Trust Securities

Base Trust Agreement dated May 21, 1999 and CorTS Supplement  CorTS Trust For Xerox Capital Trust I,
1999-3 dated October 20, 1999                                 Corporate-Backed Trust Securities

Base Trust Agreement dated May 21, 1999 and CorTS Supplement  CorTS Trust For Southern Company Capital Trust I,
1999-4 dated October 28, 1999                                 Corporate-Backed Trust Securities

Base Trust Agreement dated May 21, 1999 and CorTS Supplement  CorTS Trust For Countrywide Capital I,
1999-5 dated November 16, 1999                                Corporate-Backed Trust Securities

Base Corporate Trust Agreement dated December 9, 1999 and     TIERS Principal-Protected Trust Certificates, Series
TIERS Callable Asset Backed Supplement Series S&P 1999-2      S&P 1999-2
dated December 9, 1999 (with respect to which Base Trust
Agreement and Series Supplement The Bank of New York Trust
Company (Cayman) Limited is the trustee)


Base Corporate Trust Agreement dated April 6, 2000 and TIERS  TIERS Principal-Protected Trust Certificates, Series
Asset Backed Supplement Series Nasdaq 2000-3 dated April 12,  Nasdaq 2000-3
2000 (with respect to which Base Trust Agreement and Series
Supplement The Bank of New York Trust Company
(Cayman) Limited is the trustee)

Base Corporate Trust Agreement dated July 31, 2000 and TIERS  TIERS Principal-Protected Trust Certificates, Series
Asset Backed Supplement Series Telecom 2000-7                 Telecom 2000-7
dated July 31, 2000

TIERS 2000-11 Base Trust Agreement and                        TIERS Principal-Protected Trust Certificates, Series
TIERS 2000-11 Series Supplement dated September 20, 2000      PXT 2000-11

TIERS 2000-14 Base Trust Agreement and                        TIERS Principal-Protected Trust Certificates, Series
TIERS 2000-14 Series Supplement dated November 22, 2000       Semiconductor 2000-14

TIERS 2000-13 Base Trust Agreement and                        TIERS Principal-Protected Trust Certificates, Series
TIERS 2000-13 Series Supplement dated November 29, 2000       Telecom 2000-13

Base Trust Agreement dated December 15, 2000 and CorTS        Credit-Enhanced CorTS Trust For Aon Capital A,
Supplement  dated December 15, 2000                           Credit-Enhanced Corporate-Backed Trust Securities

TIERS 2000-15 Base Trust Agreement and                        TIERS Principal-Protected Trust Certificates, Series
TIERS 2000-15 Series Supplement dated December 21, 2000       Nasdaq 2000-15

Base Trust Agreement dated December 15, 2000 and CorTS        CorTS Trust For Allstate Financing II,
Supplement  dated December 22, 2000                           Corporate-Backed Trust Securities

Base Trust Agreement dated December 15, 2000 and CorTS        CorTS Trust For PECO Energy Capital Trust III,
Supplement  dated January 19, 2001                            Corporate-Backed Trust Securities

Base Trust Agreement dated December 15, 2000 and CorTS        CorTS Trust For SAFECO Capital Trust I,
Supplement  dated January 23, 2001                            Corporate-Backed Trust Securities

Base Trust Agreement dated December 15, 2000 and CorTS        CorTS Trust For Fleet Capital Trust II,
Supplement  dated January 23, 2001                            Corporate-Backed Trust Securities

Base Trust Agreement dated December 15, 2000 and CorTS        CorTS Trust For First Union Institutional Capital I,
Supplement dated January 30, 2001                             Corporate-Backed Trust Securities

Base Trust Agreement dated December 15, 2000 and CorTS        CorTS Trust For Provident Financing Trust I,
Supplement  dated February 7, 2001                            UnumProvident Corporate-Backed Trust Securities

Base Trust Agreement dated December 15, 2000 and CorTS        CorTS Trust II For Countrywide Capital I,
Supplement dated February 14, 2001                            Corporate-Backed Trust Securities

Base Trust Agreement dated December 15, 2000 and CorTS        CorTS Trust For Ford Debentures, Corporate-Backed
Supplement dated February 28, 2001                            Trust Securities

Base Trust Agreement dated December 15, 2000 and CorTS        CorTS Trust For IBM Debentures, Corporate-Backed Trust
Supplement dated February 28, 2001                            Securities


Base Trust Agreement dated December 15, 2000 and CorTS        CorTS Trust II For Provident Financing Trust I,
Supplement dated March 21, 2001                               UnumProvident Corporate-Backed Trust Securities

Base Trust Agreement dated December 15, 2000 and CorTS        CorTS Trust II For BellSouth Debentures,
Supplement dated March 23, 2001                               Corporate-Backed Trust Securities

Base Trust Agreement dated December 15, 2000 and CorTS        CorTS Trust For Chrysler Debentures, Daimler Chrysler
Supplement dated March 30, 2001                               Corporate-Backed Trust Securities

Base Trust Agreement dated December 15, 2000 and CorTS        CorTS Trust II For IBM Debentures, Corporate-Backed
Supplement dated March 30, 2001                               Trust Securities

Base Trust Agreement dated December 15, 2000 and CorTS        CorTS Trust For BellSouth Capital Funding Debentures,
Supplement dated April 6, 2001                                Corporate-Backed Trust Securities

Base Trust Agreement dated December 15, 2000 and CorTS        CorTS Trust For Sherwin-Williams Debentures,
Supplement dated April 10, 2001                               Corporate-Backed Trust Securities

Base Trust Agreement dated December 15, 2000 and CorTS        CorTS Trust For U S West Communications Debentures,
Supplement dated April 10, 2001                               Corporate-Backed Trust Securities

Base Trust Agreement dated December 15, 2000 and CorTS        CorTS Trust II For First Union Capital I,
Supplement dated April 12, 2001                               Corporate-Backed Trust Securities Class A Certificates

Base Trust Agreement dated December 15, 2000 and CorTS        CorTS Trust For Worldcom Notes, Worldcom, Inc.
Supplement dated April 18, 2001                               Corporate-Backed Trust Securities

Base Trust Agreement dated December 15, 2000 and CorTS        CorTS Trust II For Chrysler Debentures,
Supplement dated April 18, 2001                               DaimlerChrysler Corporate-Backed Trust Securities

TIERS 2001-8 Base Trust Agreement and TIERS 2001-8 Series     TIERS Principal-Protected Trust Certificates, Series
Supplement dated April 24, 2001                               Nasdaq 2001-8

Base Trust Agreement dated December 15, 2000 and CorTS        CorTS Trust For AFC Capital Trust I, Allmerica
Supplement dated April 25, 2001                               Corporate-Backed Trust Securities Class A Certificates

Base Trust Agreement dated December 15, 2000 and CorTS        CorTS Trust III For First Union Institutional Capital
Supplement dated April  25, 2001                              II, Corporate-Backed Trust Securities Class A Certificates

Base Trust Agreement dated December 15, 2000 and CorTS        CorTS Trust III For Provident Financing Trust I,
Supplement dated April 30, 2001                               UnumProvident Corporate-Backed Trust Securities

Base Trust Agreement dated December 15, 2000 and CorTS        CorTS Trust III For IBM Debentures, Corporate-Backed
Supplement dated May 9, 2001                                  Trust Securities

TIERS 2001-11 Base Trust Agreement and TIERS 2001-11 Series   TIERS Principal-Protected Trust Certificates, Series
Supplement dated May 24, 2001                                 S&P 2001-11

TIERS 2001-12 Base Trust Agreement and TIERS 2001-12 Series   TIERS Principal-Protected Trust Certificates, Series
Supplement dated May 25, 2001                                 FFH 2001-12

Base Trust Agreement dated December 15, 2000 and CorTS        CorTS Trust II For SAFECO Capital Trust I,
Supplement dated May 30, 2001                                 Corporate-Backed Trust Securities


Base Trust Agreement dated December 15, 2000 and CorTS        CorTS Trust For Great Western Financial II, Washington
Supplement dated May 31, 2001                                 Mutual Corporate-Backed Trust Securities Class A
                                                              Certificates

Base Trust Agreement dated December 15, 2000 CorTS Supplement CorTS Trust II For Sherwin-Williams Debentures,
dated June 11, 2001                                           Corporate-Backed Trust Securities

Base Trust Agreement dated December 15, 2000 and CorTS        CorTS Trust II For Aon Capital A, Corporate-Backed
Supplement dated July 13, 2001                                Trust Securities Class A Certificates

Base Trust Agreement dated December 15, 2000 and CorTS        CorTS Trust For Corning Notes, Corporate-Backed Trust
Supplement dated July 24, 2001                                Securities Class A Certificates

TIERS 2001-13 Base Trust Agreement and TIERS 2001-13 Series   TIERS Principal-Protected Trust Certificates, Series
Supplement dated July 26, 2001                                Power 2001-13

TIERS 2001-19 Base Trust Agreement and TIERS 2001-19 Series   TIERS Principal-Protected Trust Certificates, Series
Supplement dated August 23, 2001                              S&P 2001-19

Base Trust Agreement dated December 15, 2000 and CorTS        CorTS Trust For BankAmerica Institutional Capital B,
Supplement dated August 31, 2001                              Bank of America Corporate-Backed Trust Securities
                                                              Class A Certificates

TIERS 2001-26 Base Trust Agreement and TIERS 2001-26          TIERS Principal-Protected Trust Certificates, Series
Supplement dated November 29, 2001                            DJIA 2001-26

TIERS 2002-1 Base Trust Agreement and TIERS 2002-1 Supplement TIERS Principal-Protected Trust Certificates, S&P
dated January 30, 2002                                        2002-1

Base Trust Agreement dated December 15, 2000 and CorTS        CorTS Trust III For Sherwin-Williams Debentures,
Supplement dated February 1, 2002                             Corporate-Backed Trust Securities Class A Certificates

Base Trust Agreement dated December 15, 2000 and CorTS        CorTS Trust III For SAFECO Capital Trust I,
Supplement dated April 19, 2002                               Corporate-Backed Trust Securities

TIERS 2002-5 Base Trust Agreement and TIERS 2002-5 Supplement TIERS Principal-Protected Trust Certificates, Series
dated April 29, 2002                                          DJIA 2002-5

Base Trust Agreement dated December 15, 2000 and CorTS        CorTS Trust For SunAmerica Debentures,
Supplement dated May 17, 2002                                 Corporate-Backed Trust Securities Class A Certificates

Base Trust Agreement dated December 15, 2000 and CorTS        CorTS Trust For Bristol-Myers Squibb Debentures,
Supplement dated May 23, 2002                                 Corporate-Backed Trust Securities Class A Certificates

Base Trust Agreement dated December 15, 2000 and CorTS        CorTS Trust For W.R. Berkley Capital Trust,
Supplement dated May 24, 2002                                 Corporate-Backed Trust Securities

Base Trust Agreement dated December 15, 2000 and CorTS        CorTS Trust III For Aon Capital A, Corporate-Backed
Supplement dated May 31, 2002                                 Trust Securities Class A Certificates

Base Trust Agreement dated December 15, 2000 CorTS Supplement CorTS Trust For Walt Disney Notes, Corporate-Backed
dated June 14, 2002                                           Trust Securities Class A Certificates


Base Trust Agreement dated December 15, 2000 and CorTS        CorTS Trust For Verizon Global Funding Notes,
Supplement dated June 28, 2002                                Corporate-Backed Trust Securities Class A Certificates

Base Trust Agreement dated December 15, 2000 and CorTS        CorTS Trust IV For IBM Debentures, Corporate-Backed
Supplement dated July 12, 2002                                Trust Securities Class A Certificates

Base Trust Agreement dated December 15, 2000 and CorTS        CorTS Trust For Unum Notes, UNUMProvident
Supplement dated July 26, 2002                                Corporate-Backed Trust Certificates

TIERS 2002-6 Base Trust Agreement and TIERS 2002-6 Supplement TIERS Principal-Protected Minimum Return Trust
dated July 30, 2002                                           Certificates, Series Nasdaq 2002-6

TIERS 2002-9 Base Trust Agreement and TIERS 2002-9 Supplement TIERS Principal-Protected Minimum Return Trust
dated August 29, 2002                                         Certificates, S&P 2002-9

TIERS 2002-12 Base Trust Agreement and TIERS 2002-12          TIERS Principal-Protected Minimum Return Trust
Supplement dated September 26, 2002                           Certificates, Series S&P MidCap 2002-12

TIERS 2002-19 Base Trust Agreement dated September 26, 2002   TIERS Principal-Protected Minimum Return Trust
and TIERS 2002-19 Supplement dated November 26, 2002          Certificates, Series S&P 2002-19

Base Trust Agreement dated December 15, 2000 and CorTS        CorTS Trust IV For SAFECO Capital Trust I,
Supplement dated August 7, 2002                               Corporate-Backed Trust Securities

Base Trust Agreement dated December 15, 2000 and CorTS        CorTS Trust For GE Global Insurance Notes,
Supplement dated October 31, 2002                             Corporate-Backed Trust Securities Class A Certificates

Base Trust Agreement dated December 15, 2000 and CorTS        CorTS Trust For General Electric Capital Corporation
Supplement dated December 27, 2002                            Notes, Corporate-Backed Trust Securities Class A
                                                              Certificates


                                     CHART 2

----------------------------------------------- ---------------------------------------------- -----------------------
         Description of Certificates                 Underlying Securities Issuer(s) or          Exchange Act File
                                                        Guarantor, or successor thereto                Number
----------------------------------------------- ---------------------------------------------- -----------------------
TIERS Corporate Bond-Backed Certificates,       International Business Machines Corporation    001-02360
Series IBM 1997-4, Amortizing Class and ZTF
Class Certificates
----------------------------------------------- ---------------------------------------------- -----------------------
TIERS Corporate Bond-Backed Certificates,       BellSouth Telecommunications, Inc.             001-01049
Series BLS 1997-6, Amortizing Class and ZTF
Class Certificates
----------------------------------------------- ---------------------------------------------- -----------------------
TIERS Corporate Bond-Backed Certificates,       Apache Corporation                             001-04300
Series APA 1997-8, Amortizing Class and ZTF
Class Certificates
----------------------------------------------- ---------------------------------------------- -----------------------
TIERS Tens Certificates, Series LTR 1998-4      Loews Corporation                              001-06541
----------------------------------------------- ---------------------------------------------- -----------------------


----------------------------------------------- ---------------------------------------------- -----------------------
TIERS Corporate Bond-Backed Certificates,       Motorola, Inc.                                 001-07221
Series MOT 1998-5, Amortizing Class and ZTF
Class Certificates
----------------------------------------------- ---------------------------------------------- -----------------------
TIERS Corporate Bond-Backed Certificates,       DaimlerChrysler AG                             001-14561
Series C 1998-6, Amortizing Class and ZTF
Class Certificates
----------------------------------------------- ---------------------------------------------- -----------------------
CorTS Trust for J.C. Penney Debentures,         J.C. Penney Company, Inc.                      001-15274
Corporate-Backed Trust Securities
----------------------------------------------- ---------------------------------------------- -----------------------
CorTS Trust for BellSouth Debentures,           BellSouth Telecommunications, Inc.             001-01049
Corporate-Backed Trust Securities
----------------------------------------------- ---------------------------------------------- -----------------------
CorTS Trust for Xerox Capital Trust I,          Xerox Corporation                              001-04471
Corporate-Backed Trust Securities
----------------------------------------------- ---------------------------------------------- -----------------------
CorTS Trust for Southern Company Capital        Southern Company                               001-03526
Trust I, Corporate-Backed Trust Securities
----------------------------------------------- ---------------------------------------------- -----------------------
CorTS Trust for Countrywide Capital I,          Countrywide Financial Corp.                    001-12331
Corporate-Backed Trust Securities
----------------------------------------------- ---------------------------------------------- -----------------------
TIERS Callable Principal-Protected Asset        1.  MBNA Master Credit Card Trust II           1. 000-20949
Backed Trust Certificates, Series S&P 1999-2    2.  Discover Card Master Trust I               2. 000-23108
----------------------------------------------- ---------------------------------------------- -----------------------
TIERS Principal-Protected Trust Certificates,   MBNA Master Credit Card Trust II               000-20949
Series Nasdaq 2000-3
----------------------------------------------- ---------------------------------------------- -----------------------
TIERS Principal-Protected Trust Certificates,   MBNA Master Credit Card Trust II               000-20949
Series Telecom 2000-7
----------------------------------------------- ---------------------------------------------- -----------------------
TIERS Principal-Protected Trust Certificates,   PXRE Group Ltd.                                001-15259
Series PXT 2000-11                              United States Treasury Obligations             Not applicable
----------------------------------------------- ---------------------------------------------- -----------------------
TIERS Principal-Protected Trust Certificates,   Capital One Master Trust                       000-25762
Series Semiconductor 2000-14
----------------------------------------------- ---------------------------------------------- -----------------------
TIERS Principal-Protected Trust Certificates,   1.  Capital One Master Trust                   1. 000-25762
Series Telecom 2000-13                          2.  MBNA Master Credit Card Trust II           2. 000-20949
                                                3. Discover Card Master Trust I                3. 000-23108
----------------------------------------------- ---------------------------------------------- -----------------------
Credit-Enhanced CorTS Trust for Aon Capital     Aon Corporation                                001-07933
A, Credit Enhanced Corporate-Backed Trust
Securities
----------------------------------------------- ---------------------------------------------- -----------------------
TIERS Principal-Protected Trust Certificates,   Discover Card Master Trust I                   000-23108
Series Nasdaq 2000-15
----------------------------------------------- ---------------------------------------------- -----------------------
CorTS Trust for Allstate Financing II,          The AllState Corporation                       001-11840
Corporate-Backed Trust Securities
----------------------------------------------- ---------------------------------------------- -----------------------
CorTS Trust for PECO Energy Capital Trust       PECO Energy Company                            000-16844
III, Corporate Backed Trust Securities
----------------------------------------------- ---------------------------------------------- -----------------------
CorTS Trust for SAFECO Capital Trust I,         SAFECO Corporation                             001-06563
Corporate Backed Trust Securities
----------------------------------------------- ---------------------------------------------- -----------------------
CorTS Trust for Fleet Capital Trust II,         FleetBoston Financial Corporation              001-16431
Corporate-Backed Trust Securities
----------------------------------------------- ---------------------------------------------- -----------------------
CorTS Trust for First Union Institutional       Wachovia Corporation                           001-10000
Capital I, Corporate-Backed Trust Securities
----------------------------------------------- ---------------------------------------------- -----------------------
CorTS Trust for Provident Financing Trust I,    UnumProvident Corporation                      001-11294
UnumProvident Corporate-Backed Trust
Securities
----------------------------------------------- ---------------------------------------------- -----------------------
CorTS Trust II for Countrywide Capital I,       Countrywide Financial Corp.                    001-12331
Corporate-Backed Trust Securities
----------------------------------------------- ---------------------------------------------- -----------------------


----------------------------------------------- ---------------------------------------------- -----------------------
CorTS Trust for Ford Debentures,                Ford Motor Company                             001-03950
Corporate-Backed Trust Securities
----------------------------------------------- ---------------------------------------------- -----------------------
CorTS Trust for IBM Debentures,                 International Business Machines Corporation    001-02360
Corporate-Backed Trust Securities
----------------------------------------------- ---------------------------------------------- -----------------------
CorTS Trust II for Provident Financing Trust    UnumProvident Corporation                      001-11294
I, UnumProvident Corporate-Backed Trust
Securities
----------------------------------------------- ---------------------------------------------- -----------------------
CorTS Trust II for BellSouth Debentures,        BellSouth Corporation                          001-08607
Corporate-Backed Trust Securities
----------------------------------------------- ---------------------------------------------- -----------------------
CorTS Trust for Chrysler Debentures, Daimler    DaimlerChrysler AG                             001-14561
Chrysler Corporate-Backed Trust Securities
----------------------------------------------- ---------------------------------------------- -----------------------
CorTS Trust II for IBM Debentures,              International Business Machines Corporation    001-02360
Corporate-Backed Trust Securities
----------------------------------------------- ---------------------------------------------- -----------------------
CorTS Trust for BellSouth Capital Funding       BellSouth Corporation                          001-08607
Debentures, Corporate-Backed Trust Securities
----------------------------------------------- ---------------------------------------------- -----------------------
CorTS Trust for Sherwin-Williams Debentures,    The Sherwin Williams Company                   001-04851
Corporate-Backed Trust Securities
----------------------------------------------- ---------------------------------------------- -----------------------
CorTS Trust for US West Communications          Qwest Corporation                              001-03040
Debentures, Corporate-Backed Trust Securities
----------------------------------------------- ---------------------------------------------- -----------------------
CorTS Trust II for First Union Capital I,       Wachovia Corporation                           001-10000
Corporate-Backed Trust Securities Class A
Certificates
----------------------------------------------- ---------------------------------------------- -----------------------
CorTS Trust for Worldcom Notes, Worldcom,       Worldcom, Inc.                                 001-10415
Inc. Corporate-Backed Trust Securities
----------------------------------------------- ---------------------------------------------- -----------------------
CorTS Trust II for Chrysler Debentures,         DaimlerChrysler AG                             001-14561
DaimlerChrysler Corporate-Backed Trust
Securities
----------------------------------------------- ---------------------------------------------- -----------------------
TIERS Principal-Protected Trust Certificates,   1.  First USA Credit Card Master Trust         1. 033-50600-01
Series Nasdaq 2001-8                            2.  MBNA Master Credit Card Trust II           2. 000-20949
                                                3. Advanta Business Card Master Trust          3. 033-32874
                                                4. Fleet Credit Card Master Trust II           4. 000-20973
----------------------------------------------- ---------------------------------------------- -----------------------
CorTS Trust for AFC Capital Trust I,            Allmerica Financial Corporation                001-13754
Allmerica Corporate-Backed Trust Securities
Class A Certificates
----------------------------------------------- ---------------------------------------------- -----------------------
CorTS Trust III for First Union Institutional   Wachovia Corporation                           001-10000
Capital II, Corporate-Backed Trust Securities
Class A Certificates
----------------------------------------------- ---------------------------------------------- -----------------------
CorTS Trust III for Provident Financing Trust   UnumProvident Corporation                      001-11294
I, UnumProvident Corporate-Backed Trust
Securities
----------------------------------------------- ---------------------------------------------- -----------------------
CorTS Trust III for IBM Debentures,             International Business Machines Corporation    001-02360
Corporate-Backed Trust Securities
----------------------------------------------- ---------------------------------------------- -----------------------
TIERS Principal-Protected Trust Certificates,   Discover Card Master Trust I                   000-23108
Series S&P 2001-11
----------------------------------------------- ---------------------------------------------- -----------------------
TIERS Principal-Protected Trust Certificates,   Fairfax Financial Holdings Limited             001-31556
Series FFH 2001-12
----------------------------------------------- ---------------------------------------------- -----------------------
CorTS Trust II for SAFECO Capital Trust I,      SAFECO Corporation                             001-06563
Corporate-Backed Trust Securities
----------------------------------------------- ---------------------------------------------- -----------------------
CorTS Trust for Great Western Financial Trust   Washington Mutual, Inc.                        001-14667
II, Washington Mutual Corporate-Backed Trust
Securities Class A Certificates
----------------------------------------------- ---------------------------------------------- -----------------------


----------------------------------------------- ---------------------------------------------- -----------------------
CorTS Trust II for Sherwin-Williams             The Sherwin Williams Company                   001-04851
Debentures, Corporate-Backed Trust Securities
----------------------------------------------- ---------------------------------------------- -----------------------
CorTS Trust II for Aon Capital A,               Aon Corporation                                001-07933
Corporate-Backed Trust Securities Class A
Certificates
----------------------------------------------- ---------------------------------------------- -----------------------
CorTS Trust for Corning Notes,                  Corning Incorporated                           001-03247
Corporate-Backed Trust Securities Class A
Certificates
----------------------------------------------- ---------------------------------------------- -----------------------
TIERS Principal-Protected Trust Certificates,   Advanta Business Card Master Trust             033-32874
Series Power 2001-13
----------------------------------------------- ---------------------------------------------- -----------------------
TIERS Principal-Protected Trust Certificates,   1.  Advanta Business Card Master Trust         1.033-32874
Series S&P 2001-19                              2.  American Express Credit Card Account       2. 002-20787
                                                    Master Trust
----------------------------------------------- ---------------------------------------------- -----------------------
CorTS Trust for BankAmerica Institutional       Bank of America Corporation                    001-06523
Capital B, Bank of America Corporate-Backed
Trust Securities Class A Certificates
----------------------------------------------- ---------------------------------------------- -----------------------
TIERS Principal-Protected Trust Certificates,   1.  MBNA Credit Card Master Note Trust         1. 333-50316-02
Series DJIA 2001-26                             2.  Discover Card Master Trust I               2. 000-23108
----------------------------------------------- ---------------------------------------------- -----------------------
TIERS Principal-Protected Trust Certificates,   1.  Capital One Master Trust                   1. 000-25762
Series S&P 2002-1                               2.  Discover Card Master Trust I               2. 000-23108
----------------------------------------------- ---------------------------------------------- -----------------------
CorTS Trust III for Sherwin-Williams            The Sherwin Williams Company                   001-04851
Debentures, Corporate-Backed Trust Securities
Class A Certificates
----------------------------------------------- ---------------------------------------------- -----------------------
CorTS Trust III for SAFECO Capital Trust I,     SAFECO Corporation                             001-06563
Corporate-Backed Trust Securities
----------------------------------------------- ---------------------------------------------- -----------------------
TIERS Principal-Protected Trust Certificates,   1.  Capital One Master Trust                   1. 000-25762
Series DJIA 2002-5                              2.  First USA Credit Card Master Trust         2. 033-50600-01
----------------------------------------------- ---------------------------------------------- -----------------------
CorTS Trust for SunAmerica Debentures,          American International Group Inc.              000-29092
Corporate-Backed Trust Securities Class A
Certificates
----------------------------------------------- ---------------------------------------------- -----------------------
CorTS Trust for Bristol-Myers Squibb            Bristol-Myers Squibb Company                   001-01136
Debentures, Corporate-Backed Trust Securities
Class A Certificates
----------------------------------------------- ---------------------------------------------- -----------------------
CorTS Trust for W.R. Berkley Capital Trust,     W.R. Berkley Corporation                       001-15202
Corporate-Backed Trust Securities
----------------------------------------------- ---------------------------------------------- -----------------------
CorTS Trust III for Aon Capital A,              Aon Corporation                                001-07933
Corporate-Backed Trust Securities Class A
Certificates
----------------------------------------------- ---------------------------------------------- -----------------------
CorTS Trust for Walt Disney Notes,              The Walt Disney Company                        001-11605
Corporate-Backed Trust Securities Class A
Certificates
----------------------------------------------- ---------------------------------------------- -----------------------
CorTS Trust for Verizon Global Funding Notes,   Verizon Communications, Inc.                   001-08606
Corporate-Backed Trust Securities Class A
Certificates
----------------------------------------------- ---------------------------------------------- -----------------------
CorTS Trust IV for IBM Debentures,              International Business Machines Corporation    001-02360
Corporate-Backed Trust Securities Class A
Certificates
----------------------------------------------- ---------------------------------------------- -----------------------
CorTS Trust for Unum Notes, UNUMProvident       UNUMProvident Corporation                      001-11294
Corporate-Backed Trust Certificates
----------------------------------------------- ---------------------------------------------- -----------------------


----------------------------------------------- ---------------------------------------------- -----------------------
TIERS Principal-Protected Minimum Return        1.  Capital One Master Trust                   1.  000-25762
Trust Certificates, Series Nasdaq 2002-6        2.  American Express Credit Account Master     2.  000-20787
                                                    Trust
                                                3.  MBNA Credit Card Master Note Trust         3. 333-50316-02
                                                4.  Citibank Omni-S Master Trust               4. 001-14607
----------------------------------------------- ---------------------------------------------- -----------------------
TIERS Principal-Protected Minimum Return        1.  MBNA Credit Card Master Note Trust         1. 333-50316-02
Trust Certificates, Series S&P 2002-9           2.  Citibank Omni-S Master Trust               2. 001-14607
                                                3.  Chase Credit Card Owner Trust              3. 000-50202
                                                4.  MBNA Master Credit Card Trust II           4. 000-20949
----------------------------------------------- ---------------------------------------------- -----------------------
TIERS Principal-Protected Minimum Return        1.  MBNA Master Credit Card Trust II           1. 000-20949
Trust Certificates, Series S&P MidCap 2002-12   2.  Citibank Omni-S Master Trust               2. 001-14607
                                                3.  Discover Card Master Trust I               3. 000-23108
----------------------------------------------- ---------------------------------------------- -----------------------
TIERS Principal-Protected Minimum Return        1.  MBNA Credit Card Master Note Trust         1. 333-50316-02
Trust Certificates, Series S&P 2002-19          2.  Bank One Issuance Trust                    2. 333-67076
                                                3. Chase Credit Card Owner Trust 2002-3        3. 000-50202
                                                4. MBNA Master Credit Card Trust II            4. 000-20949
----------------------------------------------- ---------------------------------------------- -----------------------
CorTS Trust IV for SAFECO Capital Trust I,      SAFECO Corporation                             001-06563
Corporate-Backed Trust Securities
----------------------------------------------- ---------------------------------------------- -----------------------
CorTS Trust for GE Global Insurance Notes,      GE Global Insurance Holding Corporation        001-14178
Corporate-Backed Trust Securities Class A
Certificates
----------------------------------------------- ---------------------------------------------- -----------------------
CorTS Trust for General Electric Capital        General Electric Capital Corporation           001-06461
Corporation Notes, Corporate-Backed Trust
Securities Class A Certificates
----------------------------------------------- ---------------------------------------------- -----------------------


                                     PART I
                                     ------

Item 1.   Business
-------   --------

          None

Item 2.   Properties
-------   ----------

          None

Item 3.   Legal Proceedings
-------   -----------------

          None

Item 4.   Submission of Matters To A Vote of Security Holders
-------   ---------------------------------------------------

          None

                                     PART II
                                     -------

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
-------   ---------------------------------------------------------------------

          The Certificates representing investors' interest in the Trusts are represented by one or more physical Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company.

          Certificates   listed  on  an  exchange  are  identified  above  under
          "Securities registered pursuant to Section 12(b) of the Act."



Item 6.   Selected Financial Data
-------   -----------------------

          None

Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
-------   ----------------------------------------------------------------------
          Results of Operations
          ---------------------

          Not Applicable

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------  ----------------------------------------------------------

          None

Item 8.   Financial Statements and Supplementary Data
-------   -------------------------------------------

          None

Item 9.   Changes  In and  Disagreements  With  Accountants  on  Accounting  and
-------   ----------------------------------------------------------------------
          Financial Disclosure
          --------------------

          None

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

          None

Item 11.  Executive Compensation
--------  ----------------------

          Not Applicable

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

          Information required by Item 201(d) of Regulation S-X: Not applicable Information required by Item 403 of Regulation S-X: None

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

          None

Item 14.  Controls and Procedures
--------  -----------------------

          Not Applicable

                                     PART IV
                                     -------

Item 15.  Exhibits, Financial Schedules and Reports on Form 8-K
--------  -----------------------------------------------------

          (a) The following documents are also filed as part of this Report:

          Exhibits:

               99.1 Certification   by  Assistant  Vice  President  and  Finance
                    Officer of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               99.2 Annual   Compliance   Reports  by  Trustees  and  Co-Trustee
                    pursuant to 15 U.S.C. Section 7241

               99.3 Report of Aston Bell & Associates concerning TIERS Corporate
                    Bond-Backed Certificates Trust IBM 1997-4. Previously filed as Exhibit 1 on the Registrant's Form 10-K filed March 31, 2003, File No. 001-13668 and hereby incorporated by reference.

               99.4 Report of Aston Bell & Associates concerning TIERS Corporate
                    Bond-Backed Certificates Trust BLS 1997-6. Previously filed as Exhibit 2 on the Registrant's Form 10-K filed March 31, 2003, File No. 001-13668 and hereby incorporated by reference.

               99.5 Report of Aston Bell & Associates concerning TIERS Corporate
                    Bond-Backed Certificates Trust APA 1997-8. Previously filed as Exhibit 3 on the Registrant's Form 10-K filed March 31, 2003, File No. 001-13668 and hereby incorporated by reference.

               99.6 Report of Aston  Bell &  Associates  concerning  TIERS  Tens
                    Certificates Trust LTR 1998-4. Previously filed as Exhibit 4 on the Registrant's Form 10-K filed March 31, 2003, File No. 001-13668 and hereby incorporated by reference.

               99.7 Report of Aston Bell & Associates concerning TIERS Corporate
                    Bond-Backed Certificates Trust MOT 1998-5. Previously filed as Exhibit 5 on the Registrant's Form 10-K filed March 31, 2003, File No. 001-13668 and hereby incorporated by reference.

               99.8 Report of Aston Bell & Associates concerning TIERS Corporate
                    Bond-Backed Certificates Trust C 1998-6. Previously filed as
                    Exhibit  6 on the  Registrant's  Form 10-K  filed  March 31,
                    2003,  File  No.   001-13668  and  hereby   incorporated  by
                    reference.

          No accountant's report is required to be filed for any trusts other than those identified in Exhibits 99.3 through 99.8.


          (b) The following reports on Form 8-K were filed during the period covered by this report and are hereby incorporated by reference:

------------------------------------------------------------- ---------------------- ----------------------
Trust Description                                             Distribution Date      Filed On

------------------------------------------------------------- ---------------------- ----------------------
Credit-Enhanced CorTS Trust For AON Capital A                 January 1, 2002        March 27, 2003

                                                              July 1, 2002           March 28, 2003
------------------------------------------------------------- ---------------------- ----------------------

                                                              January 1, 2002        March 27, 2003
                                                              April 1, 2002          March 27, 2003
                                                              July 1, 2002           March 28, 2003
CorTS Trust III For First Union Institutional Capital II      October 1, 2002        March 28, 2003
------------------------------------------------------------- ---------------------- ----------------------

                                                              January 1, 2002        March 27, 2003
CorTS Trust II For Aon Capital A                              July 1, 2002           July 18, 2002
------------------------------------------------------------- ---------------------- ----------------------


CorTS Trust III For Aon Capital A                             July 1, 2002           July 18, 2002
------------------------------------------------------------- ---------------------- ----------------------


------------------------------------------------------------- ---------------------- ----------------------
                                                              January 15, 2002       March 27, 2003
CorTS Trust for SAFECO Capital Trust I                        July 15, 2002          March 27, 2003
------------------------------------------------------------- ---------------------- ----------------------
                                                              January 15, 2002       March 27, 2003
CorTS Trust For BellSouth Capital Funding Debentures          July 15, 2002          March 27, 2003
------------------------------------------------------------- ---------------------- ----------------------
                                                              January 15, 2002       March 27, 2003
CorTS Trust II For First Union Capital I                      July 15, 2002          March 27, 2003
------------------------------------------------------------- ---------------------- ----------------------
TIERS Principal-Protected Certificates Trust Series FFH       January 15, 2002       March 27, 2003
2001-12                                                       July 15, 2002          March 27, 2003
------------------------------------------------------------- ---------------------- ----------------------
                                                              January 15, 2002       March 27, 2003
CorTS Trust II for SAFECO Capital Trust I                     July 15, 2002          March 27, 2003
------------------------------------------------------------- ---------------------- ----------------------
CorTS Trust III for SAFECO Capital Trust I                    July 15, 2002          March 27, 2003
------------------------------------------------------------- ---------------------- ----------------------
CorTS Trust for SunAmerica Debentures                         July 31, 2002          September 12, 2002
------------------------------------------------------------- ---------------------- ----------------------
                                                              February 1, 2002       March 28, 2003
TIERS Corporate Bond-Backed Certificates Trust C 1998-6       August 1, 2002         September 12, 2002
------------------------------------------------------------- ---------------------- ----------------------
                                                              February 1, 2002       February 14, 2002
CorTS Trust for Xerox Capital Trust I                         August 1, 2002         March 28, 2003
------------------------------------------------------------- ---------------------- ----------------------
                                                              February 1, 2002       February 14, 2002
CorTS Trust for Southern Company Capital Trust I              August 1, 2002         March 28, 2003
------------------------------------------------------------- ---------------------- ----------------------
TIERS Principal-Protected Certificates Trust Series PXT       February 1, 2002       February 14, 2002
2000-11                                                       August 1, 2002         March 28, 2003
------------------------------------------------------------- ---------------------- ----------------------
                                                              February 1, 2002       February 14, 2002
CorTS Trust for Chrysler Debentures                           August 1, 2002         September 12, 2002
------------------------------------------------------------- ---------------------- ----------------------
                                                              February 1, 2002       February 14, 2002
CorTS Trust for Sherwin Williams Debentures                   August 1, 2002         March 28, 2003
------------------------------------------------------------- ---------------------- ----------------------
                                                              February 1, 2002       February 14, 2002
CorTS Trust II for Chrysler Debentures                        August 1, 2002         March 28, 2003
------------------------------------------------------------- ---------------------- ----------------------
                                                              February 1, 2002       February 14, 2002
CorTS Trust for Great Western Financial Trust II              August 1, 2002         March 28, 2003
------------------------------------------------------------- ---------------------- ----------------------
                                                              February 1, 2002       February 14, 2002
CorTS Trust II for Sherwin Williams Debentures                August 1, 2002         March 28, 2003
------------------------------------------------------------- ---------------------- ----------------------
CorTS Trust III for Sherwin-Williams Debentures               August 1, 2002         March 28, 2003
------------------------------------------------------------- ---------------------- ----------------------
CorTS Trust for Bristol-Myers Squibb Debentures               August 1, 2002         September 12, 2002
------------------------------------------------------------- ---------------------- ----------------------
                                                              June 30, 2002          July 18, 2002
CorTS Trust for BankAmerica Institutional Capital B           December 31, 2002      January 16, 2003
------------------------------------------------------------- ---------------------- ----------------------


------------------------------------------------------------- ---------------------- ----------------------
                                                              February 15, 2002      March 28, 2003
TIERS Corporate Bond-Backed Certificates Trust APA 1997-8     August 15, 2002        September 12, 2002
------------------------------------------------------------- ---------------------- ----------------------
                                                              February 15, 2002      March 1, 2002
CorTS Trust for AFC Capital Trust I                           August 15, 2002        September 12, 2002
------------------------------------------------------------- ---------------------- ----------------------
                                                              February 15, 2002      March 1, 2002
CorTS Trust for Worldcom Notes                                August 15, 2002        March 28, 2003
------------------------------------------------------------- ---------------------- ----------------------
                                                              March 1, 2002          March 27, 2003
CorTS Trust for J.C. Penney Debentures                        September 1, 2002      September 13, 2002
------------------------------------------------------------- ---------------------- ----------------------
CorTS Trust for Walt Disney Notes                             September 1, 2002      September 13, 2002
------------------------------------------------------------- ---------------------- ----------------------
                                                              March 15, 2002         March 27, 2003
CorTS Trust for Provident Financing Trust I                   September 15, 2002     September 27, 2002
------------------------------------------------------------- ---------------------- ----------------------
                                                              March 15, 2002         March 27, 2003
CorTS Trust II for Provident Financing Trust I                September 15, 2002     September 27, 2002
------------------------------------------------------------- ---------------------- ----------------------
                                                              March 15, 2002         March 27, 2003
CorTS Trust III for Provident Financing Trust                 September 15, 2002     September 27, 2002
------------------------------------------------------------- ---------------------- ----------------------
                                                              April 1, 2002          March 27, 2003
TIERS Corporate Bond-Backed Certificates Trust MOT 1998-5     October 1, 2002        October 15, 2002
------------------------------------------------------------- ---------------------- ----------------------
                                                              April 15, 2002         March 27, 2003
TIERS Tens Certificates Trust LTR 1998-4                      October 15, 2002       March 27, 2003
------------------------------------------------------------- ---------------------- ----------------------
                                                              April 30, 2002         May 9, 2002
CorTS Trust for PECO Energy Capital Trust III                 October 31, 2002       November 14, 2002
------------------------------------------------------------- ---------------------- ----------------------
                                                              May 1, 2002            March 27, 2003
CorTS Trust for Ford Debentures                               November 1, 2002       November 14, 2002
------------------------------------------------------------- ---------------------- ----------------------
                                                              May 15, 2002           June 27, 2002
CorTS Trust for US West Communications Debentures             November 15, 2002      March 10, 2003
------------------------------------------------------------- ---------------------- ----------------------
                                                              June 1, 2002           March 28, 2003
TIERS Corporate Bond-Backed Certificates Trust IBM 1997-4     December 2, 2002       December 18, 2002
------------------------------------------------------------- ---------------------- ----------------------
                                                              June 1, 2002           July 24, 2002
CorTS Trust for BellSouth Debentures                          December 2, 2002       March 28, 2003
------------------------------------------------------------- ---------------------- ----------------------
                                                              June 1, 2002           March 28, 2003
CorTS Trust for Allstate Financing II                         December 2, 2002       March 28, 2003
------------------------------------------------------------- ---------------------- ----------------------
                                                              June 1, 2002           June 24, 2002
CorTs Trust for First Union Institutional Capital I           December 2, 2002       December 18, 2002
------------------------------------------------------------- ---------------------- ----------------------
                                                              June 1, 2002           June 24, 2002
CorTS Trust for IBM Debentures                                December 2, 2002       December 18, 2002
------------------------------------------------------------- ---------------------- ----------------------


------------------------------------------------------------- ---------------------- ----------------------
                                                              June 1, 2002           June 24, 2002
CorTS Trust II for BellSouth Debentures                       December 2, 2002       December 18, 2002
------------------------------------------------------------- ---------------------- ----------------------
                                                              June 1, 2002           June 24, 2002
CorTS Trust II for IBM Debentures                             December 2, 2002       December 18, 2002
------------------------------------------------------------- ---------------------- ----------------------
                                                              June 1, 2002           June 24, 2002
CorTS Trust III for IBM Debentures                            December 2, 2002       December 18, 2002
------------------------------------------------------------- ---------------------- ----------------------
                                                              June 1, 2002           June 24, 2002
CorTS Trust for Corning Notes                                 December 2, 2002       December 18, 2002
------------------------------------------------------------- ---------------------- ----------------------
CorTS Trust for Verizon Global Funding Notes                  December 2, 2002       December 18, 2002
------------------------------------------------------------- ---------------------- ----------------------
CorTS Trust IV for IBM Debentures                             December 2, 2002       December 18, 2002
------------------------------------------------------------- ---------------------- ----------------------
CorTS Trust for Unum Notes                                    December 16, 2002      January 2, 2003
------------------------------------------------------------- ---------------------- ----------------------
                                                              June 15, 2002          July 10, 2002
CorTS Trust for W.R. Berkley Capital Trust                    December 16, 2002      January 2, 2003
------------------------------------------------------------- ---------------------- ----------------------
                                                              June 15, 2002          July 10, 2002
CorTS Trust II for Countrywide Capital I                      December 16, 2002      January 2, 2003
------------------------------------------------------------- ---------------------- ----------------------
                                                              June 15, 2002          July 10, 2002
CorTS Trust for Fleet Capital Trust II                        December 16, 2002      January 2, 2003
------------------------------------------------------------- ---------------------- ----------------------
                                                              June 15, 2002          July 10, 2002
CorTS Trust for Countrywide Capital I                         December 16, 2002      January 2, 2003
------------------------------------------------------------- ---------------------- ----------------------
TIERS Corporate Bond-Backed Certificates Trust Series 1997-6  June 15, 2002          July 10, 2002
                                                              December 16, 2002      January 2, 2003
------------------------------------------------------------- ---------------------- ----------------------



          (c)  See item 15(a)(3) above.

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

                                         Structured Products Corp., as depositor
                                         for the Trusts (the "Registrant")




Dated:  March 1, 2004                    By:  /s/  Mark C. Graham
                                            ------------------------------------
                                            Name:  Mark C. Graham
                                            Title: Assistant Secretary,
                                                   Assistant Vice President and
                                                   Finance Officer

                                                                    Exhibit 99.1


                                  CERTIFICATION


I, John W. Dickey, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report of Structured Products Corp., on behalf of the trusts identified on Schedule 1 hereto;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the depositor by the trustee under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports; and

4. I am responsible for reviewing the activities performed by the depositor and the trustee under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the depositor and trustee have each fulfilled its obligations under that agreement.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: U.S. Bank Trust National Association, The Bank of New York Trust Company (Cayman) Limited and The Bank of New York.


                                         By: /s/  John W. Dickey
                                           -------------------------------------
                                           Name:  John W. Dickey
                                           Title: Assistant Vice President and
                                                  Finance Officer
                                           Date:  March 1, 2004

                                                                      Schedule 1
                                                                to Exhibit 99.1


TIERS Corporate Bond-Backed Certificates Trust, Series IBM 1997-4
TIERS Corporate Bond-Backed Certificates Trust BLS 1997-6
TIERS Corporate Bond-Backed Certificates Trust APA 1997-8
TIERS Tens Certificates Trust LTR 1998-4
TIERS Corporate Bond-Backed Certificates Trust MOT 1998-5
TIERS Corporate Bond-Backed Certificates Trust C 1998-6
CorTS Trust For J.C. Penney Debentures
CorTS Trust For BellSouth Debentures
CorTS Trust For Xerox Capital Trust I
CorTS Trust For Southern Company Capital Trust I
CorTS Trust For Countrywide Capital I
TIERS Callable Principal-Protected Asset-Backed Certificates Trust Series S&P
   1999-2
TIERS Principal Protected Trust Certificates, Series NASDAQ 2000-3
TIERS Principal-Protected Asset Backed Certificates Trust Series Telecom 2000-7 TIERS Principal-Protected Certificates Trust Series PXT 2000-11
TIERS Principal-Protected Asset Backed Certificates Trust Series Semiconductor
   2000-14
TIERS Principal-Protected Asset Backed Certificates Trust Series Telecom 2000-13 Credit-Enhanced CorTS Trust For Aon Capital A
TIERS Principal-Protected Asset Backed Certificates Trust Series Nasdaq 2000-15 CorTS Trust For Allstate Financing II
CorTS Trust For PECO Energy Capital Trust III
CorTS Trust For SAFECO Capital Trust I
CorTS Trust For Fleet Capital Trust II
CorTS Trust For First Union Institutional Capital I
CorTS Trust For Provident Financing Trust I
CorTS Trust II For Countrywide Capital I
CorTS Trust For Ford Debentures
CorTS Trust For IBM Debentures
CorTS Trust II For Provident Financing Trust I
CorTS Trust II For BellSouth Debentures
CorTS Trust For Chrysler Debentures
CorTS Trust II For IBM Debentures
CorTS Trust For BellSouth Capital Funding Debentures
CorTS Trust For Sherwin-Williams Debentures
CorTS Trust For U S West Communications Debentures
CorTS Trust II For First Union Capital I
CorTS Trust For Worldcom Notes
CorTS Trust II For Chrysler Debentures
TIERS Principal-Protected Asset Backed Certificates Trust Series Nasdaq 2001-8 CorTS Trust For AFC Capital Trust I
CorTS Trust III For First Union Institutional Capital II
CorTS Trust III For Provident Financing Trust I
CorTS Trust III For IBM Debentures
TIERS Principal-Protected Asset Backed Certificates Trust Series S&P 2001-11 TIERS Principal-Protected Certificates Trust Series FFH 2001-12
CorTS Trust II For SAFECO Capital Trust I
CorTS Trust For Great Western Financial Trust II
CorTS Trust II For Sherwin-Williams Debentures
CorTS Trust II For Aon Capital A
CorTS Trust For Corning Notes
TIERS Principal-Protected Asset Backed Certificates Trust Series Power 2001-13 TIERS Principal-Protected Asset Backed Certificates Trust Series S&P 2001-19 CorTS Trust For BankAmerica Institutional Capital B

TIERS Principal-Protected Asset Backed Certificates Trust Series DJIA 2001-26 TIERS Principal-Protected Asset Backed Certificates Trust Series S&P 2002-1 CorTS Trust III For Sherwin-Williams Debentures
CorTS Trust III For SAFECO Capital Trust I
TIERS Principal-Protected Asset Backed Certificates Trust Series DJIA 2002-5 CorTS Trust For SunAmerica Debentures
CorTS Trust For Bristol-Myers Squibb Debentures
CorTS Trust For W.R. Berkley Capital Trust
CorTS Trust III For Aon Capital A
CorTS Trust For Walt Disney Notes
CorTS Trust For Verizon Global Funding Notes
CorTS Trust IV For IBM Debentures
CorTS Trust For Unum Notes
TIERS Principal-Protected Minimum Return Asset Backed Certificates Trust
   Series Nasdaq 2002-6
TIERS Principal-Protected Minimum Return Asset Backed Certificates Trust
   Series S&P 2002-9
TIERS Principal-Protected Minimum Return Asset Backed Certificates Trust
   Series S&P MidCap 2002-12
TIERS Principal-Protected Minimum Return Asset Backed Certificates Trust
   Series S&P 2002-19
CorTS Trust IV For SAFECO Capital Trust I
CorTS Trust For GE Global Insurance Notes
CorTS Trust For General Electric Capital Corporation Notes

                                                                    Exhibit 99.2


                            ANNUAL COMPLIANCE REPORT
                            ------------------------

          The undersigned, being an officer of U.S. Bank Trust National Association, as trustee (the "Trustee"), with respect to the transactions identified on Schedule 1 hereto, listed in Structured Products Corp.'s annual report on Form 10-K for the fiscal year ended December 31, 2002 (the "Annual Report"), certifies as follows:

1.   The Trustee is the trustee under each trust agreement.

2. Based on my knowledge, the Trustee has fulfilled its obligations, including any servicing obligations, under each trust agreement.


                                            /s/  Marlene Fahey
                                         ---------------------------------------
                                         Name:   Marlene Fahey
                                         Title:  Vice President
                                         Date:   March 1, 2004

                                                                      Schedule 1
                                                                 to Exhibit 99.2

TIERS Corporate Bond-Backed Certificates Trust, Series IBM 1997-4
TIERS Corporate Bond-Backed Certificates Trust BLS 1997-6
TIERS Corporate Bond-Backed Certificates Trust APA 1997-8
TIERS Tens Certificates Trust LTR 1998-4
TIERS Corporate Bond-Backed Certificates Trust MOT 1998-5
CorTS Trust For J.C. Penney Debentures
CorTS Trust For BellSouth Debentures
CorTS Trust For Xerox Capital Trust I
CorTS Trust For Southern Company Capital Trust I
CorTS Trust For Countrywide Capital I
TIERS Principal-Protected Asset Backed Certificates Trust Series Telecom 2000-7 TIERS Principal-Protected Certificates Trust Series PXT 2000-11
TIERS Principal-Protected Asset Backed Certificates Trust Series
   Semiconductor 2000-14
TIERS Principal-Protected Asset Backed Certificates Trust Series Telecom 2000-13 Credit-Enhanced CorTS Trust For Aon Capital A
TIERS Principal-Protected Asset Backed Certificates Trust Series Nasdaq 2000-15 CorTS Trust For Allstate Financing II
CorTS Trust For PECO Energy Capital Trust III
CorTS Trust For SAFECO Capital Trust I
CorTS Trust For Fleet Capital Trust II
CorTS Trust For First Union Institutional Capital I
CorTS Trust For Provident Financing Trust I
CorTS Trust II For Countrywide Capital I
CorTS Trust For Ford Debentures
CorTS Trust For IBM Debentures
CorTS Trust II For Provident Financing Trust I
CorTS Trust II For BellSouth Debentures
CorTS Trust For Chrysler Debentures
CorTS Trust II For IBM Debentures
CorTS Trust For BellSouth Capital Funding Debentures
CorTS Trust For Sherwin-Williams Debentures
CorTS Trust For U S West Communications Debentures
CorTS Trust II For First Union Capital I
CorTS Trust For Worldcom Notes
CorTS Trust II For Chrysler Debentures
TIERS Principal-Protected Asset Backed Certificates Trust Series Nasdaq 2001-8 CorTS Trust For AFC Capital Trust I
CorTS Trust III For First Union Institutional Capital II
CorTS Trust III For Provident Financing Trust I
CorTS Trust III For IBM Debentures
TIERS Principal-Protected Asset Backed Certificates Trust Series S&P 2001-11 TIERS Principal-Protected Certificates Trust Series FFH 2001-12
CorTS Trust II For SAFECO Capital Trust I
CorTS Trust For Great Western Financial Trust II
CorTS Trust II For Sherwin-Williams Debentures
CorTS Trust II For Aon Capital A
CorTS Trust For Corning Notes
TIERS Principal-Protected Asset Backed Certificates Trust Series Power 2001-13 TIERS Principal-Protected Asset Backed Certificates Trust Series S&P 2001-19 CorTS Trust For BankAmerica Institutional Capital B
TIERS Principal-Protected Asset Backed Certificates Trust Series DJIA 2001-26 TIERS Principal-Protected Asset Backed Certificates Trust Series S&P 2002-1

CorTS Trust III For Sherwin-Williams Debentures
CorTS Trust III For SAFECO Capital Trust I
TIERS Principal-Protected Asset Backed Certificates Trust Series DJIA 2002-5 CorTS Trust For SunAmerica Debentures
CorTS Trust For Bristol-Myers Squibb Debentures
CorTS Trust For W.R. Berkley Capital Trust
CorTS Trust III For Aon Capital A
CorTS Trust For Walt Disney Notes
CorTS Trust For Verizon Global Funding Notes
CorTS Trust IV For IBM Debentures
CorTS Trust For Unum Notes
TIERS Principal-Protected Minimum Return Asset Backed Certificates Trust
   Series Nasdaq 2002-6
TIERS Principal-Protected Minimum Return Asset Backed Certificates Trust
   Series S&P 2002-9
TIERS Principal-Protected Minimum Return Asset Backed Certificates Trust
   Series S&P MidCap 2002-12
TIERS Principal-Protected Minimum Return Asset Backed Certificates Trust
   Series S&P 2002-19
CorTS Trust IV For SAFECO Capital Trust I
CorTS Trust For GE Global Insurance Notes
CorTS Trust For General Electric Capital Corporation Notes

                                                                    Exhibit 99.2
                                                                     (continued)


                            ANNUAL COMPLIANCE REPORT
                            ------------------------

     The undersigned, being an officer of The Bank of New York Trust Company (Cayman) Limited, as trustee (the "Trustee"), with respect to the TIERS Callable Principal-Protected Asset-Backed Trust Certifictes, Series S&P 1999-2, and the TIERS Principal Protected Trust Certificates, Series NASDAQ 2000-3, listed in Structured Products Corp.'s annual report on Form 10-K for the fiscal year ended December 31, 2002 (the "Annual Report"), certifies as follows:

1.   The Trustee is the trustee under each trust agreement.

2. To my knowledge, the Trustee has performed its duties in accordance with the terms of the trust agreements.





                                           /s/  Doyle A. Dally
                                         ---------------------------------------
                                         Name:  Doyle A. Dally
                                         Title: Director
                                         Date:  March 1, 2004

                                                                    Exhibit 99.2
                                                                     (continued)


                            ANNUAL COMPLIANCE REPORT
                            ------------------------

     The undersigned, being an officer of The Bank of New York, as co-trustee (the "Co-Trustee"), with respect to the TIERS Callable Principal-Protected Asset-Backed Trust Certificates, Series S&P 1999-2, and the TIERS Principal Protected Trust Certificates, Series NASDAQ 2000-3, listed in Structured Products Corp.'s annual report on Form 10-K for the fiscal year ended December 31, 2002 (the "Annual Report"), certifies as follows:

1.   The Co-Trustee is the co-trustee under each trust agreement.

2. To my knowledge, the Co-Trustee has performed its duties in accordance with the terms of the trust agreements.





                                           /s/  Laura M. Shields
                                         ---------------------------------------
                                         Name:  Laura M. Shields
                                         Title: Vice President
                                         Date:  March 1, 2004

                                 EXHIBIT INDEX

Exhibit                                                                     Page
-------                                                                     ----

   99.1 Certification by Assistant Vice President and Finance Officer of 23 the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   99.2 Annual Compliance Reports by Trustees and Co-Trustee pursuant to 26 15 U.S.C. Section 7241.

   99.3 Report of Aston Bell & Associates concerning TIERS Corporate Bond-Backed Certificates Trust IBM 1997-4. Previously filed as
          Exhibit 1 on the Registrant's Form 10-K filed March 31, 2003, File No. 001-13668 and hereby incorporated by reference.

   99.4 Report of Aston Bell & Associates concerning TIERS Corporate Bond-Backed Certificates Trust BLS 1997-6. Previously filed as
          Exhibit 2 on the Registrant's Form 10-K filed March 31, 2003, File No. 001-13668 and hereby incorporated by reference.

   99.5 Report of Aston Bell & Associates concerning TIERS Corporate Bond-Backed Certificates Trust APA 1997-8. Previously filed as
          Exhibit 3 on the Registrant's Form 10-K filed March 31, 2003, File No. 001-13668 and hereby incorporated by reference.

   99.6 Report of Aston Bell & Associates concerning TIERS Tens Certificates Trust LTR 1998-4. Previously filed as Exhibit 4 on the Registrant's Form 10-K filed March 31, 2003, File No. 001-13668 and hereby incorporated by reference.

   99.7 Report of Aston Bell & Associates concerning TIERS Corporate Bond-Backed Certificates Trust MOT 1998-5. Previously filed as
          Exhibit 5 on the Registrant's Form 10-K filed March 31, 2003, File No. 001-13668 and hereby incorporated by reference.

   99.8 Report of Aston Bell & Associates concerning TIERS Corporate Bond-Backed Certificates Trust C 1998-6. Previously filed as
          Exhibit 6 on the Registrant's Form 10-K filed March 31, 2003, File No. 001-13668 and hereby incorporated by reference.